Form 10QSB
period 2004-03-31
GREEN MT LABS INC
filed 2004-05-12
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________ to ________

                         Commission File Number 0-50542

                              GREEN MT. LABS., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                              82-0497807
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 322-3401
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding as of March 31, 2004
-----------------------------                   --------------------------------
Common Stock, $.001 par value                             1,006,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003...................      4

                  Statements of Operations - three months ended March 31, 2004 and 2003 and
                    the period from inception on July 12, 1983 to March 31, 2004 (unaudited)..........      6

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    July 12, 1983 to March 31, 2004 (unaudited).......................................      7

                  Statements of Cash Flows - three months ended March 31, 2004 and 2003 and
                    the period from inception on July 12, 1983 to March 31, 2004 (unaudited)..........      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes in Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Green Mt. Labs., Inc. at March 31, 2004 and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2004 and 2003 and the period July 12, 1983 (date of inception) to March 31, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.




                              GREEN MT. LABS., INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                     March 31,   December 31,
                                                       2004          2003
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $     --      $     --
                                                    ----------    ----------
    Total Current Assets                                  --            --
                                                    ----------    ----------

    TOTAL ASSETS                                    $     --      $     --
                                                    ==========    ==========
















   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     March 31,            December 31,
                                                        2004                  2003
                                                     ----------            ----------
                                                    (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                   $    3,768            $    3,465
  Due to stockholder                                     21,048                16,611
                                                     ----------            ----------
   Total Current Liabilities                             24,816                20,076
                                                     ----------            ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: no par value;
  50,000,000 shares authorized
  1,006,000 shares issued and outstanding                13,800                13,800
  Contributed capital                                     4,702                 4,702
  Deficit accumulated during the development stage      (43,318)              (38,578)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (24,816)              (20,076)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --              $     --
                                                     ==========            ==========





   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                            For the                  From
                                          Three Months           Inception on
                                             Ended                  July 12,
                                           March 31,             1983 through
                                    -----------------------       March 31,
                                        2004         2003            2004
                                    ----------   ----------       ----------
REVENUES                            $     --     $     --         $     --

EXPENSES                                 4,740          337           43,318
                                    ----------   ----------       ----------
NET LOSS FROM OPERATIONS                (4,740)        (337)         (43,318)

INCOME TAX EXPENSE                        --           --               --
                                    ----------   ----------       ----------

NET LOSS                            $   (4,740)  $     (337)      $  (43,318)
                                    ==========   ==========       ==========

BASIC NET LOSS PER SHARE            $    (0.00)  $    (0.00)
                                    ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              1,006,000    1,006,000
                                    ==========   ==========






   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 12,1983 through March 31, 2004

                                                                               Deficit
                                                                             Accumulated
                                                                             During the
                                         Common Stock         Contributed    Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
July 12, 1983                            --      $     --      $     --      $     --

Common stock issued for
mining claims                       1,000,000         7,500          --               -

Net loss from inception
on July 12, 1983 thru
December 31, 1997                        --            --            --          (8,710)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1997          1,000,000         7,500          --          (8,710)

Net Loss for the year ended
December 31, 1998                        --            --            --             --
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1998          1,000,000         7,500          --          (8,710)


Net Loss for the year ended
December 31, 1999                        --             --           --             --
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1999          1,000,000         7,500          --          (8,710)

Common stock issued for
services on September 11, 2000          6,000         6,300          --             --

Contributed capital                      --            --           3,099           --

Net Loss for the year ended
December 31, 2000                        --            --            --          (9,399)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2000          1,006,000    $   13,800    $    3,099    $  (18,109)
                                   ----------    ----------    ----------    ----------








   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 12, 1983 through March 31, 2004

                                                                               Deficit
                                                                             Accumulated
                                                                             During the
                                         Common Stock         Contributed    Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------

Balance, December 31, 2000          1,006,000    $   13,800    $    3,099     $ (18,109)

Contributed Capital                      --            --             993          --

Net loss for the year ended
December 31, 2001                        --            --            --          (3,236)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2001          1,006,000        13,800         4,092       (21,345)

Net loss for the year ended
December 31, 2002                        --            --            --          (2,789)
                                   ----------    ----------    ----------    ----------

Balance December 31, 2002           1,006,000        13,800         4,092       (24,134)


Services contributed to
the Company                              --            --             610          --

Net loss for the year ended
December 31, 2003                        --            --            --         (14,444)
                                   ----------    ----------    ----------    ----------

Balance December 31, 2003           1,006,000        13,800         4,702       (38,578)

Net loss for the three
months ended March 31, 2004
Unaudited)                               --            --            --          (4,740)
                                   ----------    ----------    ----------    ----------
Balance March 31, 2004
(Unaudited)                         1,006,000   $    13,800    $    4,092    $  (43,318)
                                   ==========    ==========    ==========    ==========






   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                        From
                                                                    Inception on
                                        For the Three Months ended     July 12,
                                                 March 31,          1983 Through
                                         ------------------------     March 31,
                                            2003          2002          2004
                                         ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (4,740)  $      (337)   $  (43,318)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Impairment loss on                            --           --           7,500
    mining claims
  Stock issued for services                     --           --           6,300
  Changes in assets and
    liabilities:
  Increase(decrease) in
    accounts payable                            303            57         3,768
  Increase in accounts
    payable-related party                     4,437           280        21,048

                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                        --            --          (4,702)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES           --            --             --
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution of capital
    by shareholders                            --            --           4,702
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                        --            --           4,702
                                         ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                --            --             --

CASH AT BEGINNING OF PERIOD                    --            --             --
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $     --      $     --      $      --
                                         ==========    ==========    ==========







   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                       From
                                                                    Inception on
                                        For the Three Months Ended    July 12,
                                                 March 31,          1983 Through
                                         ------------------------     March 31,
                                            2003          2002          2004
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --      $     --      $     --
    Income Taxes                         $     --      $     --      $     --


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $      --     $     --      $    6,300

Common stock issued for                  $      --     $     --      $    7,500
mining claims









   The accompanying notes are an integral part of these financial statements.

GE>



                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.


         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or transaction with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.       Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     We are considered a development stage company with no assets or capital and with no material operations or income. Ongoing expense, including the costs associated with the preparation and filing of our registration statement and periodic reports are being paid for by advances from shareholders, which are evidenced in our financial statements as accounts payable-related party. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

     We incurred a loss of $4,740 during the three month period ended March 31, 2004 compared to a loss of $337 during the comparable 2003 period. The increase was due to the legal and accounting costs associated with the preparation and filing with the SEC of our Form 10-SB registration statement.

Liquidity and Capital Resources

     During the three months ended March 31, 2004, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation

     During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

     Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

     In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

     We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue their search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Net Operating Loss

     We have accumulated approximately $31,000 of net operating loss carryforwards as of December 31, 2003. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    o our ability to meet our cash and working capital needs; o our ability to maintain our corporate existence as a viable entity; and
    o    other risks detailed in our periodic report filings with the SEC.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we
cannot   guarantee   future   results,   levels  of  activity,   performance  or
achievements.

Item 3.   Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Changes In Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

    On April 1, 2004, our board of director accepted the resignation of David Miller, our President, C.E.O. and director. Mr. Miller resigned for personal reasons. In response to Mr. Miller's resignation, the remaining board members designated Geoff Williams to assume the offices of President and C.E.O. In order to fill the vacancy on the board created by Mr. Miller's resignation, the board then appointed Jim Ruzicka as a new director and designated Mr. Ruzicka as the corporate Secretary. Mr. Ruzicka's resume follows.

    Jim Ruzicka. From May 2002 to the present, he has been a consultant and general manager of American Natural Technoloy Sciences, producer of the Mitigator sting and bite treatment. Mr. Ruzicka owned and operated from 1980 to 2001, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Aurora College in Aurora, Illinois.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2004.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GREEN MT. LABS.,  INC.



Date: May 12, 2004                       By:  /S/   GEOFF WILLIAMS
                                            ------------------------------------
                                              Geoff Williams
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)