Form 10QSB
period 2004-06-30
GREEN MT LABS INC
filed 2004-08-19
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to _______

                         Commission File Number 0-50542

                              GREEN MT. LABS., INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                             82-0497807
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)
\
            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 322-3401
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                   Outstanding as of June 30, 2004
-----------------------------                    -------------------------------
Common Stock, $.001 par value                                1,006,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]



                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003....................      4

                  Statements of Operations - three and six months ended June 30, 2004 and 2003 and the period from inception on July 12, 1983 to
                    June 30, 2004 (unaudited).........................................................      6

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    July 12, 1983 to June 30, 2004 (unaudited)........................................      7

                  Statements of Cash Flows - three and six months ended June 30, 2004 and 2003 and the period from inception on July 12, 1983 to
                    June 30, 2004 (unaudited).........................................................      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes in Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Green Mt. Labs., Inc. at June 30, 2004 and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 2004 and 2003 and the period July 12, 1983 (date of inception) to June 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.











                              GREEN MT. LABS., INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2004 and December 31, 2003

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                     June 30,    December 31,
                                       2004          2003
                                    ----------    ----------
                                    (Unaudited)
CURRENT ASSETS

Cash                                $      --     $     --
                                    -----------   ----------
  Total Current Assets                     --           --
                                    -----------   ----------

  TOTAL ASSETS                      $      --     $     --
                                    ===========   ==========











   The accompanying notes are an integral part of these financial statements.



                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      June 30,             December 31,
                                                        2004                   2003
                                                     ----------            ----------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $    3,856            $    3,465
  Accounts payable - related party                       24,928                16,611
                                                     ----------            ----------
   Total Current Liabilities                             28,784                20,076
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: no par value;
  50,000,000 shares authorized
  1,006,000 shares issued and outstanding                13,800                13,800
  Contributed capital                                     4,702                 4,702
  Deficit accumulated during the development stage      (47,286)              (38,578)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (28,784)              (20,076)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --              $     --
                                                     ==========            ==========





   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                            From
                                    For the                       For the              Inception on
                               Three Months Ended             Six Months Ended         uly 12, 1983
                                    June 30,                      June 30,                through
                           --------------------------    --------------------------       June 30,
                               2004           2003           2004           2003           2004
                           -----------    -----------    -----------    -----------    -----------
REVENUES                   $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and
   administrative                3,400          9,780          8,087         10,117         46,665
                           -----------    -----------    -----------    -----------    -----------

    Total Expenses               3,400          9,780          8,087         10,117         46,665
                           -----------    -----------    -----------    -----------    -----------

NET OPERATING LOSS              (3,400)        (9,780)        (8,087)       (10,117)       (46,665)
                           -----------    -----------    -----------    -----------    -----------

OTHER EXPENSES

  Interest expense                (568)          --             (621)          --             (621)
                           -----------    -----------    -----------    -----------    -----------

    Total Other Expenses          (568)          --             (621)          --             (621)
                           -----------    -----------    -----------    -----------    -----------

NET LOSS                   $    (3,968)   $    (9,780)   $    (8,708)   $   (10,117)   $   (47,286)
                           ===========    ===========    ===========    ===========    ===========

BASIC NET LOSS PER SHARE   $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)
                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,006,000      1,006,000      1,006,000      1,006,000
                           ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 12,1983 through June 30, 2004

                                                                          Deficit
                                                                        Accumulated
                                                                        During the
                                         Common Stock      Contributed  Development
                                      Shares      Amount     Capital      Stage
                                    ---------   ---------   ---------   ---------
Balance at inception on
July 12, 1983                            --     $    --     $    --     $    --

Common stock issued for
mining claims                       1,000,000       7,500        --          --

Net loss from inception
on July 12, 1983 through
December 31, 1997                        --          --          --        (8,710)
                                    ---------   ---------   ---------   ---------
Balance, December 31, 1997          1,000,000       7,500        --        (8,710)

Net Loss for the year ended
December 31, 1998                        --          --          --          --
                                    ---------   ---------   ---------   ---------
Balance, December 31, 19988         1,000,000       7,500        --        (8,710)

Net Loss for the year ended
December 31, 1999                        --          --          --          --
                                    ---------   ---------   ---------   ---------
Balance, December 31, 1999          1,000,000       7,500        --        (8,710)

Common stock issued for services,
September 11, 2000                      6,000       6,300        --          --

Contributed capital                      --          --         3,099        --

Net Loss for the year ended
December 31, 2000                        --          --          --        (9,399)
                                    ---------   ---------   ---------   ---------
Balance, December 31, 2000          1,006,000      13,800       3,099     (18,109)

Contributed capital                      --          --           993        --

Net loss for the year ended
December 31, 2001                        --          --          --        (3,236)
                                    ---------   ---------   ---------   ---------
Balance,
December 31, 2001                   1,006,000   $  13,800   $   4,092   $ (21,345)
                                    ---------   ---------   ---------   ---------




   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on July 12, 1983 through June 30, 2004

                                                                        Deficit
                                                                      Accumulated
                                                                       During the
                                         Common Stock    Contributed  Development
                                    Shares      Amount     Capital      Stage
                                  ---------   ---------   ---------   ---------

Balance, December 31, 2001        1,006,000   $  13,800   $   4,092   $ (21,345)

Net loss for the year ended
December 31, 2002                      --          --          --        (2,789)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 2002        1,006,000      13,800       4,092     (24,134)

Services contributed to the
company                                --          --           610        --


Net loss for the year ended
December 31, 2003                      --          --          --       (14,444)
                                  ---------   ---------   ---------   ---------
Balance December 31, 2003         1,006,000      13,800       4,702     (38,578)

Net loss for the six months
ended June 30, 2004 (unaudited)        --          --          --        (8,708)
                                  ---------   ---------   ---------   ---------
Balance, June 30, 2004
(unaudited)                       1,006,000   $  13,800   $   4,702   $ (47,286)
                                  =========   =========   =========   =========












   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  From
                                              For the         Inception on
                                         Six Months Ended      July 12,
                                              June 30,        1983 Through
                                       --------------------     June 30,
                                         2004        2003        2004
                                       --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                    $ (8,708)   $(10,117)   $(47,286)
  Adjustments to reconcile net
  loss to net cash (used) by
   operating activities:
  Common stock issued for services         --          --         6,300
  Impairment loss on mining claims         --          --         7,500
  Changes in assets and
   liabilities:
  Increase in accounts payable              391       7,722       3,856
  Increase in due to shareholder          8,317       2,395      24,928
                                       --------    --------    --------
  Net Cash Used in
   Operating Activities                    --          --        (4,702)
                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES       --          --          --
                                       --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution of capital by
    Shareholders                           --          --         4,702
                                       --------    --------    --------
   Net Cash Provided by
    Financing Activities                   --          --         4,702
                                       --------    --------    --------

NET INCREASE IN CASH                       --          --          --
                                       --------    --------    --------
CASH AT BEGINNING OF PERIOD                --          --          --
                                       --------    --------    --------
CASH AT END OF PERIOD                  $   --      $   --      $   --
                                       ========    ========    ========






   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                        From
                                                                   Inception on
                                                 For the            July 12,
                                            Six Months Ended       1983 Through
                                        ------------------------    June 30,
                                           2004          2003          2004
                                        ----------    ----------   ------------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                            $   --        $   --        $ --
    Income Taxes                        $   --        $   --        $ --

NON CASH FINANCING ACTIVITIES

Common stock issued for services        $   --        $   --        $6,300
Common stock issued for mining claims   $   --        $   --        $7,500












   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2004 and 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounts principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We incurred a loss of $3,968 and $8,708 during the three and six month periods ended June 30, 2004, respectively, compared to a loss of $9,780 and $10,177 during the respective comparable 2003 periods. The decreases was due to the majority of legal and accounting costs associated with the preparation and filing with the SEC of our Form 10-SB registration statement being incurred during the 2003 periods.

Liquidity and Capital Resources

     During the six months ended June 30, 2004, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended June 30, 2004.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GREEN MT. LABS.,  INC.



Date: August 19, 2004                    By:  /S/   GEOFF WILLIAMS
                                            ------------------------------------
                                              Geoff Williams
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)