Form 10QSB
period 2004-09-30
GREEN MT LABS INC
filed 2004-11-15
CIK 1272703

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Outstanding as of September 30, 2004
-----------------------------            -------------------------------------
Common Stock, $.001 par value                        1,006,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]



                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003...............      4

                  Statements of Operations - three and nine months ended September 30, 2004 and 2003 and the period from inception on July 12, 1983 to
                    September 30, 2004 (unaudited)....................................................      5

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    July 12, 1983 to September 30, 2004 (unaudited)...................................      6

                  Statements of Cash Flows - three and nine months ended September 30, 2004 and 2003 and the period from inception on July 12, 1983 to
                    September 30, 2004 (unaudited)....................................................      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     10

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes in Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Green Mt. Labs., Inc. at September 30, 2004 and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2004 and 2003 and the period July 12, 1983 (date of inception) to September 30, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2004.











                              GREEN MT. LABS., INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                             September 30,   December 31,
                                                                 2004            2003
                                                              -----------    -----------
                                                              (Unaudited)
CURRENT ASSETS

      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $     7,464    $     3,465
      Accounts payable - stockholder                               29,668         16,611
                                                              -----------    -----------

             Total Current Liabilities                             37,132         20,076
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at no par value, 1,006,000 shares issued
        and outstanding                                            13,800         13,800
      Additional paid-in capital                                    4,702          4,702
      Deficit accumulated during the development stage            (55,634)       (38,578)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (37,132)       (20,076)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                 From
                                      For the Three                   For the Nine           Inception on
                                       Months Ended                   Months Ended             July 1,
                                       September 30,                  September 30,          1983 Through
                                 --------------------------    --------------------------    September 30,
                                    2004           2003           2004            2003           2004
                                 -----------    -----------    -----------    -----------    -----------
REVENUES                         $      --      $      --      $      --      $      --      $      --

EXPENSES

    General and Administrative         7,807          1,379         15,894         11,496         54,472
                                 -----------    -----------    -----------    -----------    -----------

        Total Expenses                 7,807          1,379         15,894         11,496         54,472
                                 -----------    -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                  (7,807)        (1,379)       (15,894)       (11,496)       (54,472)
                                 -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

    Interest Expense                    (541)          --           (1,162)          --           (1,162)
                                 -----------    -----------    -----------    -----------    -----------

        Total Other Expenses            (541)          --           (1,162)          --           (1,162)
                                 -----------    -----------    -----------    -----------    -----------


NET LOSS                         $    (8,348)   $    (1,379)   $   (17,056)   $   (11,496)   $   (55,634)
                                 ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE             $     (0.01)   $     (0.00)   $     (0.02)   $     (0.01)
                                 ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               1,006,000      1,006,000      1,006,000      1,006,000
                                 ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                      Deficit
                                                                    Accumulated
                                      Common Stock       Additional  During the
                                 ---------------------    Paid-In   Development
                                   Shares      Amount     Capital      Stage
                                 ---------   ---------   ---------   ---------

Balance at inception on
  July 12, 1983                       --     $    --     $    --     $    --

Common stock issued for
  mining claims                  1,000,000       7,500        --          --

Net loss from inception on
  July 12, 1983 through
  December 31, 1997                   --          --          --        (8,710)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 1997       1,000,000       7,500        --        (8,710)

Net loss for the year ended
  December 31, 1998                   --          --          --          --
                                 ---------   ---------   ---------   ---------

Balance, December 31, 1998       1,000,000       7,500        --        (8,710)

Net loss for the year ended
  December 31, 1999                   --          --          --          --
                                 ---------   ---------   ---------   ---------

Balance, December 31, 1999       1,000,000       7,500        --        (8,710)

Common stock issued for
  services, September 11, 2000       6,000       6,300        --          --

Contributed capital                   --          --         3,099        --

Net loss for the year ended
  December 31, 2000                   --          --          --        (9,399)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 2000       1,006,000      13,800       3,099     (18,109)

Contributed capital                   --          --           993        --

Net loss for the year ended
  December 31, 2001                   --          --          --        (3,236)
                                 ---------   ---------   ---------   ---------

Balance, December 31, 2001       1,006,000      13,800       4,092     (21,345)
                                 ---------   ---------   ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (continued)


                                                                    Deficit
                                                                  Accumulated
                                    Common Stock       Additional  During the
                               ---------------------    Paid-In   Development
                                 Shares      Amount     Capital      Stage
                               ---------   ---------   ---------   ---------

Balance, December 31, 2001     1,006,000   $  13,800   $   4,092   $ (21,345)

Net loss for the year ended
  December 31, 2002                 --          --          --        (2,789)
                               ---------   ---------   ---------   ---------

Balance, December 31, 2002     1,006,000      13,800       4,092     (24,134)

Services contributed to the
  Company                           --          --           610        --

Net loss for the year ended
  December 31, 2003                 --          --          --       (14,444)
                               ---------   ---------   ---------   ---------

Balance, December 31, 2003     1,006,000      13,800       4,702     (38,578)

Net loss for the nine months
  ended September 30, 2004
  (unaudited)                       --          --          --       (17,056)
                               ---------   ---------   ---------   ---------

Balance, September 30, 2004
  (unaudited)                  1,006,000   $  13,800   $   4,702   $ (55,634)
                               =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                          From
                                                                                      Inception on
                                                               For the Nine             July 1,
                                                               Months Ended           1983 Through
                                                               September 30,          September 30,
                                                        --------------------------    -----------
                                                            2004          2003           2004
                                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $   (17,056)   $   (11,496)   $   (55,634)

     Adjustments to reconcile net loss to net cash
      used by operating activities:
           Impairment loss on mining claims                    --             --            7,500
           Common stock issued for services                    --             --            6,300
     Changes in operating assets and liabilities
           Increase in accounts payable                       3,999           (260)         7,464
           Increase in account payable - shareholder         13,057         11,756         29,668
                                                        -----------    -----------    -----------

                Net Cash Used by Operating Activities          --             --           (4,702)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                           --             --             --
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

           Contribution of capital by shareholders             --             --            4,702
                                                        -----------    -----------    -----------

                Net Cash Provided by Operating
                  Activities                                   --             --            4,702
                                                        -----------    -----------    -----------

           NET DECREASE IN CASH                                --             --             --

           CASH AT BEGINNING OF PERIOD                         --             --             --
                                                        -----------    -----------    -----------

           CASH AT END OF PERIOD                        $      --      $      --      $      --
                                                        ===========    ===========    ===========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

           Interest                                     $      --      $      --      $      --
           Income Taxes                                 $      --      $      --      $      --

     NON-CASH FINANCING ACTIVITIES

           Common stock issued for services             $      --      $      --      $     6,300
           Common stock issued for mining claims        $      --      $      --      $     7,500

   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and 2003, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other business combination with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Results of Operations

     We incurred a loss of $8,348 and $17,056 during the three and nine month periods ended September 30, 2004, respectively, compared to a loss of $1,379 and $11,496 during the respective comparable 2003 periods. The decreases was due to the majority of legal and accounting costs associated with the preparation and filing with the SEC of our Form 10-SB registration statement being incurred during the 2003 periods.

Liquidity and Capital Resources

     During the three months ended September 30, 2004, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

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

     This Item is not applicable.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification   of   Principal   Accounting   Officer
                           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit32.1       Certification of C.E.O. Pursuant to 18 U.S.C. Section
                           1350,  as  Adopted  Pursuant  to  Section  906 of the
                           Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2004.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREEN MT. LABS.,  INC.



Date: November 15, 2004                   By:  /S/   GEOFF WILLIAMS
                                             -----------------------------------
                                               Geoff Williams
                                               President, C.E.O. and Director
                                               (Principal Accounting Officer)