Form 10QSB
period 2005-03-31
GREEN MT LABS INC
filed 2005-05-11
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                         Commission File Number 0-50542

                              GREEN MT. LABS., INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                           82-0497807
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

           19 East 200 South, Suite #1080, Salt Lake City, Utah 84111 (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding as of March 31, 2005
-----------------------------                   --------------------------------
Common Stock, $.001 par value                               1,006,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                TABLE OF CONTENTS

Heading                                                                                                  Page
-------                                                                                                  ----
                         PART I. - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004...................      4

                  Statements of Operations - three months ended March 31, 2005 and 2004 and
                    the period from inception on July 12, 1983 to March 31, 2005 (unaudited)..........      6

                  Statements of Stockholders' Equity - for the period
                    July 12, 1983 to March 31, 2005 (unaudited).......................................      7

                  Statements of Cash Flows - three months ended March 31, 2005 and 2004 and
                    the period from inception on July 12, 1983 to March 31, 2005 (unaudited)..........      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis and Plan of Operation...............................     12

Item 3.      Controls and Procedures..................................................................     13


                          PART II. - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     14

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     14

Item 3.      Defaults Upon Senior Securities..........................................................     14

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     14

Item 5.      Other Information........................................................................     14

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Green Mt. Labs., Inc. at March 31, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2005 and 2004 and the period July 12, 1983 (date of inception) to March 31, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.







                              GREEN MT. LABS., INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                     March 31, December 31,
                                                       2005          2004
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                              $      --           $     --
                                                  -----------         ----------
  Total Current Assets                                   --                 --
                                                  -----------         ----------

  TOTAL ASSETS                                    $      --           $     --
                                                  ===========         ==========











   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     March 31,      December 31,
                                                        2005            2004
                                                     -----------    -----------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $     4,424    $     1,910
  Due to stockholder                                      39,193         36,979
                                                     -----------    -----------
   Total Current Liabilities                              43,617         38,889
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.001 par value;
  50,000,000 shares authorized
  1,006,000 shares issued and outstanding                  1,006          1,006
  Additional paid-in capital                              20,071         19,556
  Deficit accumulated during the development stage       (64,694)       (59,451)
                                                     -----------    -----------
    Total Stockholders' Equity (Deficit)                 (43,617)       (38,889)
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      --      $      --
                                                     ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                            For the                     From
                                          Three Months              Inception on
                                             Ended                     July 12,
                                           March 31,                1983 through
                                    -----------------------          March 31,
                                        2005            2004            2005
                                    -----------     -----------     -----------
REVENUES                            $      --       $      --       $      --

EXPENSES                                  4,565           4,740          61,676
                                    -----------     -----------     -----------
NET LOSS FROM OPERATIONS                 (4,565)         (4,740)        (61,676)

OTHER EXPENSES
  Interest expense                         (678)           --            (3,018)
                                    -----------     -----------     -----------
    Total Other Expenses                   (678)           --            (3,018)
                                    -----------     -----------     -----------

NET LOSS                            $    (5,243)    $    (4,740)    $   (64,694)
                                    ===========     ===========     ===========

BASIC NET LOSS PER SHARE            $     (0.01)    $     (0.00)
                                    ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               1,006,000       1,006,000
                                    ===========     ===========






   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 12,1983 through March 31, 2005

                                                                          Deficit
                                                                        Accumulated
                                                           Additional    During th
                              Common Stock                  Paid-in     Development
                                 Shares        Amount       Capital        Stage
                              -----------   -----------   -----------   -----------
Balance at inception on
July 12, 1983                        --     $      --     $      --     $      --

Common stock issued for
mining claims                   1,000,000         1,000         6,500          --

Net loss from inception
on July 12, 1983 thru
December 31, 1997                    --            --            --          (8,710)
                              -----------   -----------   -----------   -----------
Balance, December 31,
1997                            1,000,000         1,000         6,500        (8,710)

Net Loss for the year ended
December 31, 1998                    --            --            --            --
                              -----------   -----------   -----------   -----------
Balance, December 31,
1998                            1,000,000         1,000         6,500        (8,710)


Net Loss for the year ended
December 31, 1999                    --            --            --            --
                              -----------   -----------   -----------   -----------
Balance, December 31,
1999                            1,000,000         1,000         6,500        (8,710)

Common stock issued for
services on September 11,
2000                                6,000             6         6,294          --

Contributed capital                  --            --           3,099          --

Net Loss for the year ended
December 31, 2000                    --            --            --          (9,399)
                              -----------   -----------   -----------   -----------
Balance, December 31,
2000                            1,006,000   $     1,006   $    15,893   $   (18,109)
                              -----------   -----------   -----------   -----------




   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 12, 1983 through March 31, 2005

                                                                           Deficit
                                                                         Accumulated
                                                             Additional  During the
                                         Common Stock         Paid-in    Development
                                      Shares       Amount     Capital      Stage
                                     ---------   ---------   ---------   ---------

Balance, December 31,
2000                                 1,006,000   $   1,006   $  15,893   $ (18,109)

Contributed Capital                       --          --           993        --

Net loss for the year ended
December 31, 2001                         --          --          --        (3,236)
                                     ---------   ---------   ---------   ---------
Balance, December 31,
2001                                 1,006,000       1,006      16,886     (21,345)

Net loss for the year ended
December 31, 2002                         --          --          --        (2,789)
                                     ---------   ---------   ---------   ---------

Balance December 31,
2002                                 1,006,000       1,006      16,886     (24,134)

Services contributed to
the Company                               --          --           610        --

Net loss for the year ended
December 31, 2003                         --          --          --       (14,444)
                                     ---------   ---------   ---------   ---------

Balance December 31,
2003                                 1,006,000       1,006      17,496     (38,578)

Services contributed to
the Company                               --          --         2,060        --

Net loss for the year ended
December 31, 2004                         --          --          --       (20,873)
                                     ---------   ---------   ---------   ---------

Balance December 31,
2004                                 1,006,000       1,006      19,556     (59,451)

Services contributed to
the Company (Unaudited)                   --          --           515        --

Net loss for the three
months ended March 31,
2005 (Unaudited)                          --          --          --        (5,243)
                                     ---------   ---------   ---------   ---------
Balance March 31,
2005 (Unaudited)                     1,006,000   $   1,006   $  20,071   $ (64,694)
                                     =========   =========   =========   =========





   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                         From
                                                                    Inception on
                                        For the Three Months Ended    July 12,
                                             March 31, 1983            Through
                                       --------------------------     March 31,
                                           2005          2004           2005
                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                             $    (5,243)   $    (4,740)   $   (64,694)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Impairment loss on                          --             --            7,500
    mining claims
  Stock issued for services                   --             --            6,300
  Contribution of capital
    by shareholders                            515           --            7,277
 Changes in assets and liabilities:
  Increase(decrease) in
    accounts payable                         2,514            303          4,424
  Increase in accounts
    payable-related party                    2,214          4,437         39,193
                                       -----------    -----------    -----------
  Net Cash Used in
   Operating Activities                       --             --             --
                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES          --             --             --
                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES          --             --             --
                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH               --             --             --
    CASH AT BEGINNING OF
PERIOD                                        --             --             --
                                       -----------    -----------    -----------
CASH AT END OF PERIOD                  $      --      $      --      $      --
                                       ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Three Months Ended    July 12,
                                                March 31,           1983 Through
                                         ------------------------     March 31,
                                            2005          2004          2005
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $    --       $     --      $    --
    Income Taxes                         $    --       $     --      $    --


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $    --       $     --      $    6,300
Common stock issued for                  $    --       $     --      $    7,500
mining claims
Services contributed by shareholders     $  515       $      --      $    7,277





   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

         Certain prior period amounts have been reclassified to conform to conform to the current period presentation.

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

Item 2.       Management's Discussion and Analysis and Plan of Operation

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

Results of Operations
---------------------

     We incurred a loss of $5,243 during the three month period ended March 31, 2005 compared to a loss of $4,740 during the comparable 2004 period. These losses are primarily attributed to the legal and accounting costs associated with the preparation and filing with the SEC of our registration statements and amendments thereto and the periodic reports required under the Securities Exchange Act of 1934.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 2005, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation
-----------------

     During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

     Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

     We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future. Net Operating Loss

     We have accumulated approximately $48,000 of net operating loss carryforwards as of December 31, 2004. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2024. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2004 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements
-----------------------------------------

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

     o   to meet our cash and working capital needs;

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2005.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREEN MT. LABS.,  INC.



Date: May 11, 2005               By:  /S/   GEOFF WILLIAMS
                                   ---------------------------------------------
                                     Geoff Williams
                                     President, C.E.O. and Director
                                     (Principal Accounting Officer)