Form 10QSB
period 2005-06-30
GREEN MT LABS INC
filed 2005-08-11
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding as of June 30, 2005
-----------------------------                    -------------------------------
Common Stock, $.001 par value                               1,006,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004....................      4

                  Statements of Operations - six months ended June 30, 2005 and 2004 and
                    the period from inception on July 12, 1983 to June 30, 2005 (unaudited)...........      6

                  Statements of Stockholders' Equity - for the period
                    July 12, 1983 to June 30, 2005 (unaudited)........................................      7

                  Statements of Cash Flows - six months ended June 30, 2005 and 2004 and
                    the period from inception on July 12, 1983 to June 30, 2005 (unaudited)...........      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis or Plan of Operation................................     13

Item 3.      Controls and Procedures..................................................................     15


                          PART II. - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..............................     16

Item 3.      Defaults Upon Senior Securities..........................................................     16

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     16

Item 5.      Other Information........................................................................     16

Item 6.      Exhibits and Reports on Form 8-K.........................................................     17

             Signatures...............................................................................     17

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying balance sheets of Green Mt. Labs., Inc. at June 30, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004 and the period July 12, 1983 (date of inception) to June 30, 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.





                              GREEN MT. LABS., INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                    --------

                                                  June 30,         December 31,
                                                   2005               2004
                                               -----------         ----------
                                                 (Unaudited)
CURRENT ASSETS

Cash                                           $      --           $     --
                                               -----------         ----------
  Total Current Assets                                --                 --
                                               -----------         ----------

  TOTAL ASSETS                                 $      --           $     --
                                               ===========         ==========












   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------



                                                      June 30,      December 31,
                                                        2005           2004
                                                     -----------    -----------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $    15,575    $     1,910
  Due to stockholder                                      46,184         36,979
                                                     -----------    -----------
   Total Current Liabilities                              61,759         38,889
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at: $0.001 par value;
  50,000,000 shares authorized
  1,006,000 shares issued and outstanding                  1,006          1,006
  Additional paid-in capital                              20,586         19,556
  Deficit accumulated during the development stage       (83,351)       (59,451)
                                                     -----------    -----------
    Total Stockholders' Equity (Deficit)                 (61,759)       (38,889)
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $      --      $      --
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


                                          GREEN MT. LABS., INC.
                                      (A Development Stage Company)
                                        Statements of Operations
                                               (Unaudited)


                                         For the                        For the               From
                                      Three Months                    Six Months           Inception on
                                         Ended                          Ended                 July 12,
                                        June 30,                       June 30,            1983 through
                               --------------------------    --------------------------      June 30,
                                   2005           2004           2005           2004          2005
                               -----------    -----------    -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and administrative        17,923          3,400         22,488          8,087         79,599
                               -----------    -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS           (17,923)        (3,400)       (22,488)        (8,087)       (79,599)

OTHER EXPENSES

  Interest expense                    (734)          (568)        (1,412)          (621)        (3,752)
                               -----------    -----------    -----------    -----------    -----------
    Total Other Expenses              (734)          (568)        (1,412)          (621)        (3,752)
                               -----------    -----------    -----------    -----------    -----------

NET LOSS                       $   (18,657)   $    (3,968)   $   (23,900)   $    (8,708)   $   (83,351)
                               ===========    ===========    ===========    ===========    ===========

BASIC NET LOSS PER SHARE       $     (0.01)   $     (0.00)   $     (0.01)   $     (0.01)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          1,006,000      1,006,000      1,006,000      1,006,000
                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 12,1983 through June 30, 2005

                                                                                  Deficit
                                                                                Accumulated
                                                                    Additional  During the
                                                Common Stock         Paid-in    Development
                                             Shares       Amount     Capital      Stage
                                            ---------   ---------   ---------   ---------
Balance at inception on
July 12, 1983                                    --     $    --     $    --     $    --

Common stock issued for
mining claims                               1,000,000       1,000       6,500        --

Net loss from inception
on July 12, 1983 thru
December 31, 1997                                --          --          --        (8,710)
                                            ---------   ---------   ---------   ---------
Balance, December 31,
1997                                        1,000,000       1,000       6,500      (8,710)

Net Loss for the year ended
December 31, 1998                                --          --          --          --
                                            ---------   ---------   ---------   ---------
Balance, December 31,
1998                                        1,000,000       1,000       6,500      (8,710)


Net Loss for the year ended
December 31, 1999                                --          --          --          --
                                            ---------   ---------   ---------   ---------
Balance, December 31,
1999                                        1,000,000       1,000       6,500      (8,710)

Common stock issued for
services on September 11,
2000                                            6,000           6       6,294        --

Contributed capital                              --          --         3,099        --

Net Loss for the year ended
December 31, 2000                                --          --          --        (9,399)
                                            ---------   ---------   ---------   ---------
Balance, December 31,
2000                                        1,006,000   $   1,006   $  15,893   $ (18,109)
                                            ---------   ---------   ---------   ---------


   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on July 12, 1983 through June 30, 2005

                                                                                    Deficit
                                                                                  Accumulated
                                                                      Additional   During the
                                                Common Stock           Paid-in     Development
                                             Shares       Amount       Capital       Stage
                                           ----------   ----------   ----------    ---------
Balance, December 31,
2000                                        1,006,000   $    1,006   $   15,893    $ (18,109)

Contributed Capital                              --           --            993         --

Net loss for the year ended
December 31, 2001                                --           --           --         (3,236)
                                           ----------   ----------   ----------    ---------
Balance, December 31,
2001                                        1,006,000        1,006       16,886      (21,345)

Net loss for the year ended
December 31, 2002                                --           --           --         (2,789)
                                           ----------   ----------   ----------    ---------

Balance December 31,
2002                                        1,006,000        1,006       16,886      (24,134)

Services contributed to
the Company                                      --           --            610         --

Net loss for the year ended
December 31, 2003                                --           --           --        (14,444)
                                           ----------   ----------   ----------    ---------
Balance December 31,
2003                                        1,006,000        1,006       17,496      (38,578)

Services contributed to
the Company                                      --           --          2,060         --

Net loss for the year ended
December 31, 2004                                --           --           --        (20,873)
                                           ----------   ----------   ----------    ---------
Balance December 31,
2004                                        1,006,000        1,006       19,556      (59,451)

Services contributed to
the Company (Unaudited)                          --           --          1,030         --

Net loss for the six
months ended June 30,
2005 (Unaudited)                                 --           --           --        (23,900)
                                           ----------   ----------   ----------    ---------
Balance June 30,
2005 (Unaudited)                            1,006,000   $    1,006   $   20,586   $  (83,351)
                                           ==========   ==========   ==========    =========

   The accompanying notes are an integral part of these financial statements.


                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                      From

                                                                   Inception on
                                        For the Six Months Ended   July 12, 1983
                                                June 30,              Through
                                       --------------------------    June 30,
                                           2005          2004          2005
                                       -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $   (23,900)   $    (8,708)   $   (83,351)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Impairment loss on                          --             --            7,500
    mining claims
  Stock issued for services                   --             --            6,300
  Contribution of capital
    by shareholders                          1,030           --            7,792
 Changes in assets and liabilities:
  Increase(decrease) in
    accounts payable                        13,665            391         15,575
  Increase in accounts
    payable-related party                    9,205          8,317         46,184
                                       -----------    -----------    -----------
  Net Cash Used in
   Operating Activities                       --             --             --
                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES          --             --             --
                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES          --             --             --
                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH               --             --             --

CASH AT BEGINNING OF PERIOD                   --             --             --
                                       -----------    -----------    -----------
CASH AT END OF PERIOD                  $      --      $      --      $      --
                                       ===========    ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                     From
                                                                 Inception on
                                       For the Six Months Ended  July 12, 1983
                                               June 30,           Through
                                       ------------------------    June 30,
                                          2005         2004         2005
                                       -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                           $     --     $     --     $     --
    Income Taxes                       $     --     $     --     $     --
                                       -----------  -----------  -----------

NON CASH FINANCING ACTIVITIES

Common stock issued for services       $     --     $     --     $    6,300
Common stock issued for                $     --     $     --     $    7,500
mining claims
Services contributed by shareholders   $    1,030   $     --     $    7,792









   The accompanying notes are an integral part of these financial statements.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

          Certain prior period amounts have been reclassified to conform to the current period presentation.


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

NOTE 3 -  SUBSEQUENT EVENTS

          On July 6, 2005 the Company entered into a Revised and Amended Agreement and Plan of Merger ("the Agreement") to acquire Hydrogen Engine Center, Inc., and Iowa corporation ("HECI"). In order to facilitate the acquisition, the Company formed a new, wholly-owned subsidiary, called Green Mt. Acquisitions, Inc. ("GMA"). According to the terms of the Agreement, HECI is to be merged into GMA, making HECI a wholly-owned subsidiary of the Company.

                              GREEN MT. LABS., INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 3 - SUBSEQUENT EVENTS (Continued)

          Additionally, the Company agreed to forward-split its common stock on a 3.8 shares for one share basis, and to issue 16,297,200 post-split shares to the sole stockholder for HECI in exchange for 100% of HECI's outstanding capital stock. The shares issued by the Company represent approximately 81% of the Company's post-split shares. The Company anticipates the acquisition will be finalized on or about August 15, 2005.

          HECI is a development stage company engaged in designing, developing and manufacturing internal combustion engines that may be fueled either by hydrogen or gasoline for the industrial and power generation markets.

Item 2.       Management's Discussion and Analysis or Plan of Operation

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

Recent Events

     On June 3, 2005, we finalized an agreement to acquire Hydrogen Engine Center, Inc., an Iowa corporation ("HECI"). The acquisition is being facilitated by merging our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HECI with HECI being the surviving entity. As a result of the transaction, HECI will become our wholly-owned subsidiary. On July 6, 2005, we revised certain terms of the proposed acquisition and, accordingly, executed a revised and amended agreement and plan of merger.

     Under the terms of the revised agreement, we will effect, prior to the closing of the agreement, a forward stock split of our issued and outstanding common stock on a 3.8 shares for 1 share basis. The forward stock split will increase our outstanding shares of common stock from 1,006,000 shares to approximately 3,822,800 shares, or approximately 19% of the total outstanding shares following consummation of the acquisition. The effective date of the stock split will be established by our board for a date prior to the effective date of the agreement with HECI. We presently anticipate the split to occur on or about August 17, 2005.

     As consideration for the acquisition, the current holder of 100% of HECI common stock will receive an aggregate of 16,297,200 shares of our common stock, post-split. These shares will represent approximately 81% of our total outstanding shares (post-split) following the transaction. We also intend to raise funds privately to finance the ongoing operations of HECI following the acquisition. As a result of the merger and issuance of the additional shares referenced above, shares held by current Green Mt. stockholders will represent approximately 10% of the total shares outstanding. We expect the acquisition of HECI to be finalized on or about August 22, 2005.

      Following the merger transaction, we will assume all of the operations, assets and liabilities of HECI. HECI is a development stage company engaged in designing, developing and manufacturing internal combustion engines that may be fueled either by hydrogen or gasoline for the industrial and power generation markets. HECI has established a process for converting certain Ford internal combustion engines to run efficiently on hydrogen fuel. Hydrogen as a fuel can be readily extracted from water, any hydrocarbon fuel or biomass. HECI expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions. HECI management believes that hydrogen engines ultimately developed by HECI may be initially used for two major applications; (i) replacing existing internal combustion engines in airport ground support applications, and (ii) combined with electric generators for power generation systems.

Results of Operations

     We incurred a loss of $23,900 during the six month period ended June 30, 2005 compared to a loss of $8,708 during the comparable 2004 period. These losses are primarily attributed to the legal and accounting costs associated with the preparation and filing with the SEC of our forms and statements and negotiations regarding potential acquisitions.

     We incurred a loss of $18,657 during the three month period ended June 30, 2005 compared to a loss of $3,968 during the comparable 2004 period. These losses are primarily attributed to the legal and accounting costs associated with the preparation and filing with the SEC of our forms and statements and negotiations regarding potential acquisitions.

Liquidity and Capital Resources

     During the six months ended June 30, 2005, our expenses were paid by a shareholder. We expect to continue to rely on the shareholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with or acquisition of an existing, operating company. There is no assurance that we will complete such a merger or acquisition or that the shareholder will continue indefinitely to pay our expenses.

     In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Plan of Operation

     Upon the completion of the acquisition of HECI, we will become engaged in HECI's business and begin to design, develop and manufacture internal combustion engines for the industrial and power generation markets. Until such time as the HECI acquisition is completed, we will remain a development stage company looking for acquisitions.

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

     We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future. When the HECI acquisition is completed, we will adopt its business plan.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     On June 3, 2005, our board of directors voted unanimously to authorize and recommend that in connection with the acquisition of HECI, our stockholders approve an amendment to our certificate of incorporation to (a) increase our authorized capitalization to 100 million shares of common stock and 10 million shares of "blank check" preferred stock, and (b) change our corporate name, upon the closing of the anticipated acquisition transaction, to "Hydrogen Engine Center, Inc." The board also authorized the adoption of the Hydrogen Engine Center, Inc. Restricted Stock Plan for employees, directors, and consultants of Green Mt. and HECI, to be effected following the closing of the HECI acquisition. Also on June 3, 2005, our two controlling stockholders who beneficially own in the aggregate 832,180 shares, or approximately 83%, of our issued and outstanding common stock, consented in writing and approved the foregoing proposals. We will file with the SEC an information statement detailing the actions taken by stockholder written consents. The proposals will not become effective until a date at least 20 days after the date on which the definitive information statement has been mailed to the stockholders. We anticipate that the actions contemplated will be effected on or about the close of business on August 15, 2005.

Item 5.       Other Information

     In connection with the acquisition of HECI, we will effect a forward stock split of our issued and outstanding shares of common stock on a 3.8 shares for 1 share basis. As a result of the stock split, the number of shares of our common stock outstanding will increase to approximately 3,822,800 shares, but will not affect any stockholder's proportionate interest in Green Mt. prior to the closing of the HECI acquisition. No fraction of any Green Mt. shares will be issued, rather the number of shares otherwise issuable, if other than a whole number, will be rounded up to the next whole number. The par value of our common stock will remain unchanged.

     The forward stock split has been unanimously approved by our board of directors on June 3, 2005 and is expected to be effected immediately before the closing of the HECI acquisition, on or about August 17, 2005. We believe that the forward stock split is advisable because it will increase the number of total shares that are eligible to be traded in the public market. We further believe that the additional shares in the trading market will increase liquidity and result in a more orderly market for our shares.

     In addition to the 3,822,800 shares outstanding after the split, we will issue 16,297,200 shares pursuant to HECI's sole stockholder, resulting in approximately 20,120,000 common shares outstanding. Also, in connection with the HECI acquisition we anticipate selling up to approximately 4 million shares of our common stock in a private placement at $1.00 per share. We are also reserving another 2.025 million shares of common stock reserved for future issuance as follows; approximately .675 million shares reserved for issuance upon conversion of currently outstanding HECI promissory notes; and 1.35 million shares reserved for issuance under our new restricted stock plan.

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

     (b) Reports on Form 8-K

     On June 9, 2005, we filed with the SEC a current report on Form 8-K reporting under Item 1.01 the signing of the definitive agreement to acquire HECI and the terms of that agreement.

     On July 12, 2005, we filed a second report on Form 8-K reporting under Item
1.01 the signing of a revised and amended agreement with HECI which altered some of the terms of the HECI acquisition.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREEN MT. LABS.,  INC.



Date: August 11, 2005                    By:  /S/   GEOFF WILLIAMS
                                            ------------------------------------
                                                  Geoff Williams
                                                  President, C.E.O. and Director
                                                  (Principal Accounting Officer)