Form 10QSB
period 2005-09-30
HYDROGEN ENGINE CENTER, INC.
filed 2005-11-21
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________.

                        Commission File Number: 000-50542


                          HYDROGEN ENGINE CENTER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                        000-50542                82-0497807
----------------------------          -----------           --------------------
(State or other jurisdiction          (Commission             (IRS Employer
    of incorporation)                 File Number)          Identification No.)

                    602 East Fair Street, Algona, Iowa 50511
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (515) 295-3178

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               24,494,504 shares of Common Stock, par value $.001
                        outstanding at November 6, 2005.

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [X] No

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
     September 30, 2005 and December 31, 2004.............................   3

     Unaudited Condensed Consolidated Statements of Operations Three
     Months Ended September 30, 2005 and 2004; Nine Months
     Ended September 30, 2005 and 2004; Period from inception
     to September 30, 2005.................................................   4

     Unaudited Condensed Consolidated Statements of Stockholders' Equity
     (Deficit).............................................................   5

     Unaudited Condensed Consolidated Statements of Cash Flows Three
     Months Ended September 30, 2005 and 2004; Nine Months
     Ended September 30, 2005 and 2004; Period from inception
     to September 30, 2005.................................................   6

     Notes to Unaudited Condensed Consolidated Financial Statements........   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  14

Item 3.  Controls and Procedures...........................................  25

     PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use...................  25
         of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders...............  25

Item 6.  Exhibits..........................................................  26

Notes About Forward-looking Statements.....................................  26

Signatures.................................................................  26

ITEM 1.  FINANCIAL INFORMATION

                  Hydrogen Engine Center, Inc. and Subsidiaries
                    (a corporation in the development stage)
                      Condensed Consolidated Balance Sheets
                                                                       September 30,  December 31,
                                                                            2005          2004
                                                                        -----------    -----------
                                                                        (unaudited)
Assets
------
Current Assets:
     Cash and cash equivalents                                          $ 3,482,958    $    19,808
     Accounts receivable                                                      2,900           --
     Inventories                                                            143,966        102,124
     Prepaid expenses                                                        25,160          3,163
                                                                        -----------    -----------
Total current assets                                                      3,654,984        125,095

Property and equipment, at cost:
     Land                                                                   146,124           --
     Building - construction in process                                     227,950           --
     Vehicles                                                                 5,000          5,000
     Equipment                                                              154,488         64,453
     Leasehold improvements                                                  13,772         13,772
                                                                        -----------    -----------
                                                                            547,334         83,225
           Less accumulated depreciation and amortization                    37,406         21,882
                                                                        -----------    -----------
                                                                            509,928         61,343
                                                                        -----------    -----------
Total assets                                                            $ 4,164,912    $   186,438
                                                                        ===========    ===========
Liabilities and stockholders' equity (deficit)
Current liabilities:
     Accounts payable                                                   $    83,407    $     1,022
     Accrued expenses                                                        30,557         17,130
     Current portion of long-term debt (Note 2)                              20,000           --
                                                                        -----------    -----------
Total current liabilities                                                   133,964         18,152

Long-term debt:
     Note payable - City of Algona (Note 2)                                 180,000           --
     Note payable - AAEDC (Note 2)                                          146,124           --
     Convertible note payable - Stockholder (Note 2)                         17,280         17,280
     Convertible notes payable - Others (Note 2)                            539,771        269,772
                                                                        -----------    -----------
Total long-term debt                                                        883,175        287,052
                                                                        -----------    -----------
Total liabilities                                                         1,017,139        305,204

Commitments and Contingencies (Note 6)

Stockholders' equity (deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
         authorized, none issued  (Note 4)                                     --             --
     Common  stock, $0.001 par value; 100,000,000 shares authorized
         (10,000,000 at December 31, 2004), 24,494,504
         shares issued & outstanding (2,000,000 at December 31, 2004)        24,495          2,000
     Additional paid-in capital                                           4,245,381        137,352
     Deficit accumulated during the development stage                      (825,271)      (258,118)
     Unearned compensation                                                 (296,832)          --
                                                                        -----------    -----------
Total stockholders' equity (deficit)                                      3,147,773       (118,766)
                                                                        -----------    -----------
Total liabilities and stockholders' equity (deficit)                    $ 4,164,912    $   186,438
                                                                        ===========    ===========

      See accompanying notes.

                  Hydrogen Engine Center, Inc. and Subsidiaries
                    (a corporation in the development stage)
           Condensed Consolidated Statements of Operations (unaudited)

                                                                                                       Period from May
                            Three Months Ended September 30      Nine Months Ended September 30            19, 2003
                            -------------------------------       ----------------------------         (inception) to
                                 2005            2004                  2005           2004              September 30,
                             ------------    ------------         ------------    ------------         ------------
Sales                        $      7,287    $      3,800         $     20,887    $      3,800         $     40,347
Cost of sales                       7,326           3,500               13,521           3,500               17,621
                             ------------    ------------         ------------    ------------         ------------

Gross profit                          (39)            300                7,366             300               22,726

Sales and marketing                68,354            --                 87,983           7,101              100,084
General and
   administrative                 256,166          36,454              317,766          91,500              503,344
Research and
   development                    113,637           6,258              156,342          12,654              217,954
                             ------------    ------------         ------------    ------------         ------------
                                  438,157          42,712              562,091         111,255              821,382
                             ------------    ------------         ------------    ------------         ------------

Operating loss                   (438,196)        (42,412)            (554,725)       (110,955)            (798,656)

Other income (expense):
   Interest income                  9,492             109               10,589             738               11,332
   Interest expense               (10,665)         (4,341)             (23,017)        (10,589)             (37,947)
                             ------------    ------------         ------------    ------------         ------------
                                   (1,173)         (4,232)             (12,428)         (9,851)             (26,615)
                             ------------    ------------         ------------    ------------         ------------

Net loss                     $   (439,369)   $    (46,644)        $   (567,153)   $   (120,806)        $   (825,271)
                             ============    ============         ============    ============         ============

Weighted average shares
   outstanding                 18,954,208      16,297,200           17,192,602      16,297,200           16,579,795
                             ============    ============         ============    ============         ============

Basic and diluted net loss
   per share                 $      (0.02)   $      (0.00)        $      (0.03)   $      (0.01)        $      (0.05)
                             ============    ============         ============    ============         ============

See accompanying notes.


                  Hydrogen Engine Center, Inc. and Subsidiaries
                    (a corporation in the development stage)
 Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                   Common Stock       Common       Additional      During the
                                      Shares          Stock         Paid-in        Development      Deferred
                                                      Account       Capital           Stage       Compensation       Total
                                   ------------    ------------   ------------    ------------    ------------    ------------
Issuance of common stock to
   founder in exchange for
   equipment and expenses
   incurred by founder                2,000,000    $      2,000   $     98,165    $       --      $       --      $    100,165

Net loss                                   --              --             --           (65,642)           --           (65,642)
                                   ------------    ------------   ------------    ------------    ------------    ------------


Balance at 12/31/03                   2,000,000           2,000         98,165         (65,642)           --            34,523

Company-related expenses paid
   by founder                              --              --           39,187            --              --            39,187

Net loss                                   --              --             --          (192,476)           --          (192,476)
                                   ------------    ------------   ------------    ------------    ------------    ------------


Balance at 12/31/04                   2,000,000           2,000        137,352        (258,118)           --           118,766)

Company-related expenses paid
   by founder                              --              --           12,135            --              --            12,135

Exchange of previous shares by
   sole shareholder of HECI          (2,000,000)           --             --              --              --              --

Issuance of common stock to
   the sole shareholder of HECI
   in connection with the merger     16,297,200          14,297        (14,297)           --              --              --

Shares in acquired Company in
   reverse merger                     1,006,000           1,006         (1,006)           --              --              --

Stock split of 3.8 to 1 prior to
   the merger                         2,816,804           2,817         (2,817)           --              --              --

Issuance of restricted common
   stock to employees and
   directors                            426,000             426        425,574            --          (296,832)        129,168

Issuance of common stock in
   connection with the private
   offering                           3,948,500           3,949      3,590,940            --              --         3,594,889

Consultant compensation
   associated with stock options           --              --           97,500            --              --            97,500

Net loss                                   --              --             --          (567,153)           --          (567,153)
                                   ------------    ------------   ------------    ------------    ------------    ------------


Balance at 9/30/05 (unaudited)       24,494,504    $     24,495   $  4,245,381    $   (825,271)   $   (296,832)   $  3,147,773
                                   ============    ============   ============    ============    ============    ============

See accompanying notes.

                                 Hydrogen Engine Center, Inc. and Subsidiaries
                                   (a corporation in the development stage)
                          Condensed Consolidated Statements of Cash Flows (unaudited)

                                                           Three Months Ended            Nine Months Ended       Period from
                                                              September 30                 September 30         May 19, 2003
                                                    --------------------------    --------------------------   (inception) to
                                                        2005          2004           2005           2004       Sept. 30, 2005
                                                    -----------    -----------    -----------    -----------    -----------
Operating activities:
Net loss                                            $  (439,369)   $   (46,644)   $  (567,153)   $  (120,806)   $  (825,271)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                        7,132          3,981         15,524         11,942         37,406
     Compensation given to directors and
       employees in restricted stock                    129,168           --          129,168           --          129,168
     Compensation given to contractors
       in stock options                                  97,500           --           97,500           --           97,500
     (Increase) decrease in:
       Accounts receivable                                4,910         (3,819)        (2,900)        (3,819)        (2,900)
       Inventories                                      (13,282)        (5,800)       (41,840)       (78,784)      (143,964)
       Prepaid expenses                                 (21,998)         1,365        (21,998)        (8,185)       (25,161)
       Accrued interest receivable                        1,058           --             --             --             --
     Increase (decrease) in:
       Accounts payable                                  81,407        (15,026)        94,520          4,760        187,043
       Accrued expenses                                   3,176          4,477         13,427         10,524         30,557
                                                    -----------    -----------    -----------    -----------    -----------
Net cash used in operating activities                  (150,298)       (61,466)      (283,752)      (184,368)      (515,622)

Investing activities:
     Purchases of property and equipment               (317,400)          --         (317,986)       (29,733)      (353,360)
                                                    -----------    -----------    -----------    -----------    -----------
Net cash used in investing activities                  (317,400)          --         (317,986)       (29,733)      (353,360)

Financing activities:
     Proceeds from note payable - bank                     --             --          650,000           --          650,000
     Proceeds from long-term debt - stockholder            --             --             --             --           17,280
     Proceeds from long-term debt - others              309,999           --          469,999        201,772        744,771
     Payment on note payable - bank                    (650,000)          --         (650,000)          --         (650,000)
     Payment on long-term debt                             --             --             --           (5,000)        (5,000)
     Issuance of common stock in private offering     3,948,500           --        3,948,500           --        3,948,500
     Payment of expenses in connection with the
        merger                                         (353,611)          --         (353,611)          --         (353,611)
                                                    -----------    -----------    -----------    -----------    -----------

Net cash provided by financing activities             3,254,888           --        4,064,888        196,772      4,351,940
                                                    -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash and cash equiv        2,787,190        (61,466)     3,463,150        (17,329)     3,482,958

Cash and cash equivalents at beginning of period        695,768         93,994         19,808         49,857           --
                                                    -----------    -----------    -----------    -----------    -----------


Cash and cash equivalents at end of period          $ 3,482,958    $    32,528    $ 3,482,958    $    32,528    $ 3,482,958
                                                    ===========    ===========    ===========    ===========    ===========
Supplemental disclosures of cash flow activities:
     Interest paid                                  $     7,106    $      --      $     7,190    $       200    $     7,390

Supplemental schedule of non-cash financing
  and investing activities:
     Additional paid-in capital contribution in
       exchange for expenses paid by founder        $      --      $      --      $    12,135    $      --      $   103,636


     Issuance of common stock and paid-in
       capital through contribution of equipment    $      --      $      --      $      --      $      --      $    47,851

     Acquisition of land through financing          $   146,124    $      --      $   146,124    $      --      $   146,124


See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2005

1.  Nature of Business and Significant Accounting Policies

Nature of Operations

On August 30, 2005, Hydrogen Engine Center, Inc, an Iowa corporation ("HECI") merged with our newly formed subsidiary (the "Merger"). The Merger was made pursuant to an agreement entered into on June 3, 2005, whereby we agreed to merge our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HECI, with HECI being the surviving entity. Following the Merger, we changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc. (the "Company," "HYEG," "us," "we," or "our"). Since its inception on May 19, 2003, HECI has been engaged in designing, developing and planning toward the manufacturing of internal combustion engines that may be fueled either by hydrogen or gasoline for the industrial and power generation markets. HECI has established a process for converting certain Ford internal combustion engines to run efficiently on hydrogen fuel. Hydrogen as a fuel can be readily extracted from water, any hydrocarbon fuel or biomass. The Company expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions.

The Company is in the development stage. This stage is characterized by significant expenditures for the design and development of the Company's products and manufacturing processes, and for construction of the Company's new building. Once the Company's planned principal operations commence, its focus will be on the manufacturing and marketing of its hydrogen and other fueled engines and the continued research and development of new products.

In connection with the formation and capitalization of the Company, shares of common stock were issued for other than cash consideration and have been assigned amounts equivalent to the fair value of the expense or assets received in exchange.

Merger

HECI entered into an agreement with Green Mt. Labs, Inc., a Nevada corporation, ("Green Mt.") under which HECI was acquired by Green Mt. and HECI, along with a newly created subsidiary of Green Mt., entered into an agreement and plan of merger on June 3, 2005 and executed a revised and amended agreement on July 6, 2005 and an addendum on July 29, 2005. Pursuant to that agreement, the Green Mt. subsidiary was merged with and into HECI. We issued 16,297,200 shares of our authorized, but previously unissued common stock, to the sole stockholder of HECI in exchange for all of the issued and outstanding common stock of HECI.

Upon the closing of the acquisition, all of our existing officers and directors resigned and four (4) new directors and new management were appointed. The acquisition closed on August 30, 2005 and became effective upon the filing of the Articles of Merger with the offices of the Secretaries of the States of Nevada and Iowa.

At the effective time of the merger, the sole stockholder of the Company owned 81.0% of the outstanding shares of our common stock. We offered a maximum of 4,000,000 of our shares of common stock to certain selected investors in a private offering at the price of $1.00 per share. 3,948,500 shares in this private offering have been issued.

The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by HECI for the net assets of the Company with no goodwill or other intangibles being recorded. Concurrent with the closing, Green Mt. changed its name to Hydrogen Engine Center, Inc.

Cash and Cash Equivalents

The Company considers highly-liquid investments with a maturity of six months or less to be cash equivalents. The Company maintains all of its cash balances in two institutions. At various times during the three and nine months ended September 30, 2005, the maintained balances were in excess of the $100,000 balance insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Inventories

Inventories consist mainly of parts, finished engines and gensets that are stated at the lower of cost (determined by the first-in, first-out method) or market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the following straight-line method over the estimated useful lives of the assets as follows:
                                                    Years
                                                    -----
                  Vehicles                           5
                  Equipment                         5-7

Depreciation expense was $7,132 and $3,981 for the three months ended September 30, 2005 and 2004, $15,524 and $11,942 for the nine months ended September 30, 2005 and 2004, and $37,406 for the period from May 19, 2003 (inception) to September 30, 2005, respectively.

Warrants

As described in Note 6, the Company has granted warrants to certain finders in the private placement, entitling the finders to purchase 69,640 shares at $1.00 per share. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own
Stock, the sale of the warrants was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as equity instruments.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") 109, Accounting for Income Taxes, which provides for a liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences aggregating to approximately $158,000 and $52,000 at September 30, 2005 and December 31, 2004, respectively. These operating loss carryforwards will begin to expire in 2018. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2005 and December 31, 2004.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Advertising Costs

The Company expenses advertising costs as they are incurred.

Research and Development Costs

Research, development and product improvement costs were $113,637 and $6,248 for the three months ended September 30, 2005 and 2004, $156,342 and $12,654 for the nine months ended September 30, 2005 and 2004, and $217,954 for the period from May 19, 2003 (inception) to September 30, 2005, respectively.

Net Loss Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB
98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of convertible debt, dilutive stock options, and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the convertible debt, stock options, and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

Interim Financial Statements

The financial statements as of September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation in accordance with accounting principles generally accepted in the United States of America have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The  carrying   amounts  reported  in  the  balance  sheet  for  cash  and  cash
equivalents,   accounts  receivable,   accounts  payable  and  accrued  expenses
approximate their fair value due to the short-term nature of these instruments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries HECI and Hydrogen Engine Center (HEC) Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123R). The statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and SFAS 123. In April 2005, the Securities and Exchange Commission amended the compliance dates to allow small business issuers to implement SFAS 123(R) at the beginning of 2006. The Company plans to implement SFAS 123(R) in 2006.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services". Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically remeasured over the vesting terms.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure".


                                                                                                       Period From
                                            Three Months Ended              Nine Months Ended          May 19, 2003
                                            September 30,                     September 30,          (Inception) to
                                    ----------------------------    ------------------------------    September 30,
                                        2005            2004            2005             2004              2005
                                    ------------    ------------    ------------    --------------    ------------

Net loss, as reported               $   (439,369)   $    (46,664)   $   (567,153)   $(120,806)        $   (825,271)
Add: stock-based
 employee compen-
 sation expense included
 in reported net income
 (loss)                                  129,168            --           129,168              --           129,168
Deduct: stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards                         (237,001)           --          (237,001)             --          (237,001)
                                    ------------    ------------    ------------    --------------    ------------
Pro forma net loss                  $   (547,202)   $    (46,644)   $   (674,986)   $     (120,806)   $   (933,104)

Net loss per common share:
   Basic and diluted,
     as reported                    $      (0.02)   $      (0.00)   $      (0.03)   $        (0.01)   $      (0.05)
   Basic and diluted,
     pro forma                      $      (0.03)   $      (0.00)   $      (0.04)   $        (0.01)   $      (0.06)

Weighted average number of common
 shares:
   Basic and diluted                  18,954,208      16,297,200      17,192,602        16,297,200      16,579,795

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods.

The Company has an incentive compensation plan under which participants may be granted options to purchase shares of the Company's common stock or receive restricted stock. Restricted stock and options may be granted with respect to 2,000,000 shares. On September 1, 2005, grants were made under the plan for a total of 1,220,000 shares, leaving 780,000 shares available for future grants. Of the shares which were the subject of these grants, 426,000 were restricted stock, 464,000 were qualified incentive stock options ("ISOs") and 330,000 were non qualified stock options. The ISOs that have been granted to employees under the Company's plan vest ratably over a four-year period and expire ten years from the date of grant. All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant.

A  summary  of  ISOs  granted  to  employees   under  the  Company's   incentive
compensation plan is presented below (in thousands, except per share data).

                                                   Weighted
                                                   Average            Number
                               Outstanding      Exercise Price      of Shares
                                 Options          Per Share         Exercisable
                               -------------   -----------------   -------------
Granted                                  464   $            1.00            100
Forfeited                               --                  --              --
Exercised                               --                  --              --
                               -------------   -----------------   -------------
Balance at September 30, 2005            464   $            1.00             100
                               =============   =================   =============

The weighted-average fair values of ISOs granted to employees during the period ended September 30, 2005 was $1.00 per share.

The weighted-average exercise prices and weighted-average remaining contractual lives of the Company's outstanding ISOs granted to employees as of September 30, 2005 are $1.00 and 10 years respectively.

For purposes of pro forma disclosures, the estimated fair value of the ISOs granted to employees is amortized to expense over the option vesting periods.

The Company has determined, based on the Black-Scholes option pricing formula, the fair value of ISOs at date of issuance, was $1.00 per share, using a risk free interest rate of 3.81%, expected life of 10 years, zero expected dividends and estimated volatility of 190%.

In addition, the option valuation models require input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of ISOs. The pro forma net loss may not be representative of future disclosure since the estimated fair value of ISOs is amortized to expense over the vesting period and additional options may be granted in future years.

2.  Long - Term Debt

Convertible debt payable to a stockholder and various other parties require annual payments of interest at 6% and are payable after five (5) years. The Company had not made any interest payments on these notes as of September 30, 2005. These note holders have the right to convert the initial loan value to Company stock at a price ranging from 80% to 100% of the share price paid by the outside investors. The note holders can elect to be paid in full within thirty
(30) days after the closing of the first outside round of equity funding. The Company has been notified that all of these notes will be converted to stock. As a result of these conversions, approximately 663,401 shares of common stock will be issued.

The note payable to the City of Algona requires quarterly payments of $5,000 starting April 1, 2006 and a final payment due October 1, 2015. The interest on this loan is 0%, subject to certain job creation and retention requirements. If such requirements are not met, interest on the loan will be payable at 10% per annum.

The note payable of $146,124 to the Algona Area Economic Development Corporation is payment for land received to be used for the construction of the new facility. The loan is a ten (10) year partially forgivable loan with interest at 8%, conditioned upon the Company achieving performance targets as follows:

     - $67,650 of principal and interest will be forgiven if the Company has certified that it has created fifty (50) new full-time equivalent jobs by June 1, 2010.
     - $67,650 of principal and interest will be forgiven if the Company has certified that is has created one hundred (100) new full- time equivalent jobs by June 1, 2015.
     - Balance of $10,824 due on June 1, 2015 without interest if paid by that date.

Future maturities of long-term debt (exclusive of convertible debt) are as follows:

                  Years (Period) ending December 31:

          2005 (Period)                         $       --
          2006                                      20,000
          2007                                      20,000
          2008                                      20,000
          2009                                      20,000
          Thereafter                               266,124
                                                ------------
                                                   346,124
                           Less current portion    (20,000)
                                                ------------
                                                $  326,124

3.  Operating Leases

The Company leases a building which is used for production, storage and office space. The Company is responsible for insurance and repairs. This lease requires monthly rental payments of $600 and expires on May 30, 2006. At the option of the Company, the lease can be extended for two (2) additional terms at $650 per month for the first year and $700 per month for the second year. Rent expense under this lease was $1,800 and $1,800 for the three months ended September 30, 2005 and 2004, $6,600 and $4,800 for the nine months ended September 30, 2005 and 2004, and $26,900 for the period from May 19, 2003 (inception) to September 30, 2005, respectively.

The following is a schedule of future non-cancelable lease obligations for the building:

                  Year (Period) ending December 31:

          2005 (Period)                          $   1,800
          2006 (Year)                                3,000
                                                 ------------
                                                 $   4,800

The Company also leases storage sheds on a month-to-month lease for various amounts. Rent expense under this lease was $0 and $420 for the three months and nine months ended September 30, 2005, respectively.

4.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

5.  Common Stock

Prior to the merger of Green Mt. with HECI, Green Mt. amended its Articles of Incorporation to increase its authorized shares from 10,000,000 to 100,000,000. It also effected a 3.8 to 1 stock split and, in connection therewith, issued 2,816,804 more shares.

In connection with the merger, Green Mt. issued 16,297,200 shares to the sole shareholder of HECI in exchange for HECI's stock.

On September 1, 2005, the Company issued 426,000 shares of restricted stock to directors and employees. Part of the stock is vested immediately and the balance is vested each year through September 1, 2009. All unvested shares of restricted stock are subject to a risk of forfeiture upon termination of the participant's service as a full-time consultant or employee prior to vesting.

During September 2005, the Company issued 3,948,500 shares in connection with a private offering.

6.   Commitments and Contingencies

In August 2005, the Company issued warrants to purchase up to a total of 69,640 shares, for services rendered in connection with the private offering of stock. These are warrants to purchase Company stock, for $1 per share for the first three years and $1.50 for years four and five. The warrants expire on the fifth anniversary date from issuance.

During 2005, the Company acquired a parcel of land located in Algona, Iowa, for approximately $146,000. In August 2005, the Company began constructing a manufacturing facility at an approximate cost of $1,200,000 for Phase 1. Phase I of the project is expected to be completed in December 2005, with the remaining phases to be completed during 2006, and will be financed through a bank mortgage agreement and notes from governmental entities. Proceeds from the Private Offering are also available and could be applied toward construction costs.

7.       Subsequent Event

As of November 17, 2005, the convertible note payable - stockholder ($17,280) and convertible notes payable - others ($539,771) are in the process of being converted to 663,401 shares of common stock as allowed in their original loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-QSB.

                                     MERGER

         On August 30, 2005, Hydrogen Engine Center, Inc, an Iowa corporation ("HECI") merged with our newly formed subsidiary (the "Merger"). The Merger was made pursuant to an agreement entered into on June 3, 2005, whereby we agreed to merge our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HECI, with HECI being the surviving entity. Following the Merger, we changed our name from Green Mr. Labs, Inc. to Hydrogen Engine Center, Inc. (the "Company," "HYEG," "us," "we," or "our").

         On July 6, 2005, we revised certain terms of the proposed Merger and, accordingly, executed a revised and amended agreement and plan of merger. On July 29, 2005, we added an addendum to the agreement. The revised agreement provided for effecting a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock, instead of the previously announced 1.5 shares for 1 share split. The split was payable August 17, 2005 to stockholders of record on August 16, 2005. As a result of the revised forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,804 shares, representing 19% of the total outstanding shares following consummation of the Merger. Under the terms of the merger agreement, we issued 16,297,200 shares of post-split common stock (representing 81% of our total outstanding shares (post-split) following the transaction) to Ted Hollinger, who was prior to the Merger HECI's sole stockholder, in exchange for 100% of HECI's then outstanding capital stock, and HECI has become our wholly-owned subsidiary. In connection with the Merger, we have changed our name to Hydrogen Engine Center, Inc.

         We also commenced a private placement of up to four million shares of our common stock at the offering price of $1.00 per share, which offering was closed as of October 11, 2005 (the "Private Offering"). We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to approximately 93 investors, which represents 16.1% of the now 24,494,504 issued and outstanding shares of common stock of the Company. The shares were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933. Funds relating to the Private Offering had either been released to the Company, or were being held in escrow on behalf of the Company, as of September 30, 2005.

         The accompanying condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2005, consolidate the historical financial statements of the company with HECI after giving effect to the Merger where HECI is the accounting acquirer and after giving effect to the Private Offering.


                                    OVERVIEW

         As a result of the Merger we have assumed all of the operations, assets and liabilities of HECI. HECI is a development stage company engaged in designing, developing and manufacturing internal combustion engines that may be fueled either by hydrogen or gasoline for the industrial and power generation markets. HECI has established a process for converting certain Ford internal combustion engines to run efficiently on hydrogen fuel. Hydrogen as a fuel can be readily extracted from water, any hydrocarbon fuel or biomass. HECI expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions.

         HECI was incorporated on May 19, 2003 by Ted Hollinger, formerly Director of Engineering at Ford Motor Company and Vice President of the Power Conversion Group at Ballard Power Systems, responsible for development of hydrogen engine gensets. Operations commenced with the lease of the facilities in Algona, Iowa. Mr. Hollinger, left Ballard with the ultimate intention of continuing the commercialization of hydrogen engines.

         HECI has funded its operations from inception through September 30, 2005 through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the Private Offering, and convertible loans in the amount of $557,051. All holders of the convertible notes have indicated a desire to convert the notes into shares. Upon conversion of these notes we will issue an additional 663,401 shares.

Critical Accounting Policies

         Our discussion and analysis of our financial position and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported revenues and expenses during the period.

         We consider certain accounting policies related to the recapitalization of the Company and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

Stock-Based Compensation

         The Company has granted to employees qualified incentive options under its incentive compensation plan to purchase 464,000 shares of its common stock at $1.00 per share. The Company has granted under its incentive compensation plan nonqualified options to purchase 330,000 shares of its common stock at $1.00 per share and 426,000 shares of restricted stock.

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

         The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically remeasured over the vesting terms.

Results of Operations

         Historical information prior to the Merger is that of HECI.

         Because HECI is still developing its hydrogen powered internal combustion engines and related products and has not yet completed construction of its manufacturing facility, we have not realized significant revenues to date. During 2004 we realized $19,460 from the sale of one engine and partial payments on two gensets. Management believes that we may begin to realize increased sales revenues by the first quarter of 2006, subject to timely receipt of parts ordered from suppliers and timely completion of our new facilities.

         We are in the process of accelerating our efforts toward full commencement of operations. Our new building is under construction. We are now in the process of hiring new personnel and purchasing the inventory of parts we will need to manufacture engines in our new building. General and administrative expenses increased $96,965 (153%) from $63,342 for the year ended December 31, 2003 to $160,307 for the year ended December 31, 2004. Management expects similar or greater increases for the year ending December 31, 2005 and during 2006 in general and administrative expenses due to the anticipated hiring of additional personnel, purchase of inventory, costs related to the new facility and other efforts related to the commencement and expansion of our operations.

         Costs related to research and development increased from $2,300 in 2003 to $33,342 for 2004, which reflects the beginning of development activities during 2004. Management believes that with funding provided by the Private Offering, research and development expenses will increase significantly during the remainder of 2005 and into 2006.

         We recorded a net loss of $192,476 for 2004 compared to a net loss of $65,642 for 2003. We expect to continue to operate at a net loss until such time as we can complete construction of our facilities and development of our initial engines and begin to realize increased sales.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         For the quarter ended September 30, 2005 cash and cash equivalents were $3,482,958 as compared with $32,528 for the quarter ended September 30, 2004. This increase is mainly attributed to the receipt of gross proceeds of $3,948,500 from our Private Offering. Net cash used in operating activities and cash used in investing activities for the three months ended September 30, 2005 were $150,298 and $317,400 respectively, as compared to $61,466 and $0 respectively for the same period in 2004. These increases are the result of the commencement of our operations, including expenditures for new personnel, our new facility and the purchase of property and equipment.

         For the quarter ended September 30, 2005 total revenues were $7,287 as compared with $3,800 in the 2004 period. For the quarter ended September 30, 2005 the cost of goods sold was $7,326 as compared with $3,500 in the 2004 period. The increases are attributed to increasing activities related to sales of engines during the current quarter.

         Sales and marketing expenses were $68,354 for the three month period ended September 30, 2005 compared to $0 for the three month period ended September 30, 2004.

         General and administrative expenses were $256,166 as compared with $36,454 for the three month period ended September 30, 2004. The increase is attributed to increasing activities related to commencement of our business operations.

         Research and development expenses were $113,637 for the three month period ended September 30, 2005 compared to $6,258 for the three month period ended September 30, 2004. The increase is attributed to increasing activities related to the continued development of the hydrogen engine in the current quarter.

         Interest expense was $10,665 for the third quarter of 2005 compared to $4,341 for the third quarter of 2004, attributed to interest on debt. Management believes that interest expense will not vary materially during the remainder of 2005.

         The net loss for the three month period ended September 30, 2005 was $439,369 versus $46,644 for the comparable 2004 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

         For the nine months ended September 30, 2005 cash and cash equivalents were $3,482,958 as compared with $32,528 for the nine months ended September 30, 2004. This increase is mainly attributed to the receipt of gross proceeds of $3,948,500 from our Private Offering. Net cash used in operating activities and cash used in investing activities for the nine months ended September 30, 2005 were $283,752 and $317,986 respectively, as compared to $184,368 and $29,733 respectively for the same period in 2004. These increases are the result of the commencement of our operations, including expenditures for new personnel, our new facility and the purchase of property and equipment.

         For the nine months ended September 30, 2005 total revenues were $20,887 as compared with $3,800 in the 2004 period. For the nine months ended September 30, 2005 the cost of goods sold was $13,521 as compared with $3,500 in the 2004 period. The increases are attributed to increasing activities related to sales of engines during the current period.

         Sales and marketing expenses were $87,983 for the nine month period ended September 30, 2005 compared to $7,101 for the nine month period ended September 30, 2004.

         General and administrative expenses were $317,766 for the nine month period ended September 30, 2005 compared with $91,500 for the nine month period ended September 30, 2004. The increase is attributed to increasing activities related to commencement of our business operations.

         Research and development expenses were $156,342 for the nine month period ended September 30, 2005 compared to $12,654 for the nine month period ended September 30, 2004. The increase is attributed to increasing activities related to the continued development of the hydrogen engine throughout the current calendar year.

         Interest expense was $23,017 for the third quarter of 2005 compared to $10,589 for the third quarter of 2004, attributed to interest on debt. Management believes that interest expense will not vary materially during the remainder of 2005.

         The net loss for the nine month period ended September 30, 2005 was $567,153 versus $120,806 for the comparable 2004 period.

         Management believes that we will continue to operate at a net loss until such time as we can complete construction of our facilities and development of our initial engines and begin to realize increased sales.

Liquidity and Capital Resources

         From inception through September 30, 2005, we have used $515,622 in cash in our operating activities. Cash for our operations came from various financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the Private Offering and convertible loans in the amount of $557,051. Our aggregated net loss from inception, as of September 30, 2005, was $825,271. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations.

         At September 30, 2005, we had cash on hand of $3,482,958, compared to $32,528 at September 30, 2004; $19,808 at December 31, 2004; and $49,857 as of
December 31, 2003. Inventories increased from $19,452 at December 31, 2003 to $102,124 at December 31, 2004; and from $98,235 at September 30, 2004 to $143,966 at September 30, 2005 due to the purchase of engines and parts.

         We had accrued expenses of $30,557 at September 30, 2005 compared to $10,524 at September 30, 2004. We had accrued expenses of $17,130 at December 31, 2004 compared to no accrued expenses at December 31, 2003.

         Although we anticipate that our expenses will continue to increase as we work toward commencement of operations in our new manufacturing facility, including additional personnel, inventory purchases, and construction costs, management believes that current cash on hand will be sufficient to satisfy our cash requirements for the next twelve months. We anticipate that increased sales of our products could commence the first quarter of 2006, subject to timely receipt of parts ordered from suppliers and timely completion of our new facilities, which will likely add to cash reserves. However, if additional cash is needed during the next twelve months, or if management determines to accelerate the expansion of our operations, we may seek additional funds through private or public sources and/or the sale of securities. Presently, there are no firm plans as to the source of any future funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

         At September 30, 2005, we had total assets of $4,164,912 and a stockholders' equity of $3,147,773, compared to total assets of $219,582 and a stockholders' deficit of $86,203 at September 30, 2004. We had total assets of $186,438 and total stockholders' deficit of $118,766 at December 31, 2004, compared to total assets $128,934 and total a stockholders' equity of $34,523 at December 31, 2003.

Net Operating Loss

         We have accumulated approximately $755,000 of net operating loss carryforwards as of September 30, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards will begin to expire in the year 2018. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended September 30, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

         In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS FORM 10-QSB WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.


We have a limited operating history and have not recorded an operating profit since our inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.
--------------------------------------------------------------------------------
         HECI was incorporated on May 19, 2003 and has a limited operating history and has incurred net losses since inception. Prior to the Merger Green Mt. had been inactive for several years and had a net stockholders' deficit of $43,617 as of March 31, 2005. The potential for us to generate profits depends on many factors, including the following:

     o the size and timing of future customer orders, milestone achievement, product delivery and customer acceptance, if required;

     o success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

     o   our ability to protect our intellectual property;

     o actions taken by competitors, including suppliers of traditional engines, hydrogen fuel cells and new product introductions and pricing changes;

     o   the costs of maintaining and expanding operations; and

     o our ability to attract and retain a qualified work force in a small town.

         We cannot assure you we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

If we cannot achieve commercial application of our hydrogen engine and related technology, we may not achieve profitability.
--------------------------------------------------------------------------------
         The development of a market for our engines is dependent in part upon the development of a market for hydrogen as a fuel, which may be impacted by many factors, including:

     o   the cost competitiveness of hydrogen as a fuel relative to other fuels;

     o   the future availability of hydrogen as a fuel;

     o consumer perception of the safety of hydrogen and willingness to use engines powered by hydrogen;

     o adverse regulatory developments, including the adoption of onerous regulations regarding hydrogen use or storage;

     o   barriers  to entry  created by  existing  energy  providers;  and

     o   the emergence of new competitive technologies and products.

Financing to proceed with our anticipated business activities may be required following completion of the acquisition. There can be no assurance that financing will be available on terms beneficial to us, or at all.
--------------------------------------------------------------------------------
         In order to proceed with our anticipated business activities we may need to obtain additional financing. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We also may not be able to raise capital on reasonable terms, or at all.

We cannot assure you that there will be an active trading market for our common stock.
--------------------------------------------------------------------------------
         Even though our common stock is quoted on the OTC Bulletin Board, most shares outstanding, including those issued pursuant to the Merger, are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are therefore subject to certain limitations on the ability of holders to resell such shares. Restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration. Thus, holders of our common stock may be required to retain their shares for a long period of time.

Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.
--------------------------------------------------------------------------------
         Our business is subject to and effected by federal, state, local and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or the businesses of our customers' businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

The industry in which we operate is highly competitive and could affect our results of operations, which would make profitability even more difficult to achieve and sustain.
--------------------------------------------------------------------------------
         The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include Ford Power Products, H2Car Co., Cummins, Daimler Chrysler, General Motors, Koehler and Generac. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

Our business could be adversely affected by any adverse economic developments in the power generation industry and/or the economy in general.
--------------------------------------------------------------------------------
         We depend on the perceived demand for the application of our technology and resulting products. These products are focused on reducing gas emissions and upon the use of alternative fuels for the Ground Support Equipment (GSE) business and for the power generation business. Therefore, our business is susceptible to downturns in the airline industry and the genset portion of the distributed power industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

If we fail to keep up with changes affecting our technology and the markets that we will ultimately service, we will become less competitive and thus adversely affect future financial performance.
--------------------------------------------------------------------------------
         In order to remain competitive and serve our potential customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new technology, products and services to address new technological developments. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our technology, products and services may have a material and adverse effect on our operating results.

Our business could be adversely affected by local, state, national, international laws or regulations.
--------------------------------------------------------------------------------
         Our future success depends in part on laws and regulations that exist, or are expected to be enacted around the world. Should these laws or regulations take an adverse turn, this could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect the business.

The hydrogen and power generation business may expose us to certain safety risks and potential liability claims.
--------------------------------------------------------------------------------
         Our business will expose us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Any accidents involving our engines or other hydrogen-using products could materially impede widespread market acceptance and demand for our hydrogen-fueled engines. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms, or at all.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.
--------------------------------------------------------------------------------
         Our future success depends in part on our ability to retain key employees including our executive officers and, in particular, our founder Ted Hollinger. We do not carry, nor do we presently anticipate obtaining, "key man" insurance on our executives. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.
--------------------------------------------------------------------------------
         Our future success depends in part on our ability to protect and preserve our proprietary rights related to our technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not currently own any patents, although one patent is pending related to our technology. We anticipate making patent applications in the future. We rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, contracts, and limited information distribution, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

Our intellectual property may infringe on the rights of others, resulting in costly litigation.
--------------------------------------------------------------------------------
         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives. Any of these results would increase our cash expenditures, adversely affecting our financial condition.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.
--------------------------------------------------------------------------------
         The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough product to meet customers demand and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.
--------------------------------------------------------------------------------
         As a public company, we incur significant legal, accounting and other expenses that HECI did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.
--------------------------------------------------------------------------------
         We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
--------------------------------------------------------------------------------
         Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the shares of our common stock actually issued and outstanding, there will be another 2.663 million shares of common stock reserved for future issuance as follows:

     o approximately 663,401 shares which we expect to issue upon conversion of promissory notes; and

     o 2.0 million shares reserved for issuance under our new incentive compensation plan, subject to shareholder appoval.

The authorization and issuance of blank-check preferred stock may prevent or discourage a change in our management.
--------------------------------------------------------------------------------
         Our amended certificate of incorporation authorizes the board of directors to issue up to 10 million shares of preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

It may be difficult for a third party to acquire us, and this could depress our stock price.
--------------------------------------------------------------------------------
         Nevada corporate law includes provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

     o Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

     o There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

     o   Stockholders cannot call a special meeting of stockholders.

ITEM 3.  CONTROLS AND PROCEDURES

         Our President and our Board of Directors are currently in the process of designing and developing our disclosure controls and procedures. We are also in the process of hiring a Chief Financial Officer. We expect to have that officer, as well as our disclosure controls and procedures in place on or before the end of the fourth quarter.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Information regarding unregistered sales of equity securities and use of proceeds is included in our Current Report on Form 8-K filed with the Commission on September 6, 2005 and amended on September 7, 2005 which report is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information relating to matters submitted to shareholders is included in our Current Report on Form 8-K filed with the Commission on September 6, 2005 and amended on September 7, 2005 which report is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.           Description

2.2               Revised and Amended  Agreement  and Plan of Merger with  Hydrogen  Engine  Center,  Inc.  and
                  Green Mt.  Acquisitions,  Inc.  (Incorporated  by  reference to the  preliminary  information statement filed with the SEC on July 12, 2005).
3.1               Certificate  of  Incorporation  (Previously  filed  as an  Exhibit  to the Form  10-SB  filed
                  January 8, 2004)
3.2               Bylaws (Previously filed as an Exhibit to the Form 10-SB filed January 8, 2004)
3.3               Certificate of Amendment to Articles of Incorporation
3.4               Amendment to Bylaws
4.1               Instrument defining rights of stockholders (See Exhibits No. 3.1-3.4)
10.1              Iowa Department of Economic Development Enterprise Zone Program Agreement
10.2              Iowa Department of Economic Development PIAP Loan Agreement
10.3              Iowa Department of Economic Development CEBA Loan Agreement
10.4              Construction Agreement
10.5              Lease
10.6              Loan Agreement - City of Algona
10.7              Loan Agreement Algona Area Economic Development Corporation
10.8              Jobs Training Agreement
10.9              Consortium Agreement
10.10             Agreement with Universite Du Quebec a Trois-Rivieres
31.1              Certification  pursuant to Item 601(b)(31) of Regulation  S-K, as adopted  pursuant to Section
                  302 of the  Sarbanes-Oxley  Act of 2002,  by  Theodore  G.  Hollinger,  the  Company's  Chief
                  Executive Officer.
32.1              Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.
----------------

Notes about Forward-looking Statements

         Statements contained in this current report which are not historical facts, including some statements regarding the effects of the Merger, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           HYDROGEN ENGINE CENTER., INC.

Date:  November 21, 2005               By /s/ THEODORE G. HOLLINGER
                                           -------------------------------------
                                           Theodore G. Hollinger
                                           President and Chief Executive Officer