Form 10KSB
period 2005-12-31
HYDROGEN ENGINE CENTER, INC.
filed 2006-03-31
CIK 1272703

OMB APPROVAL
                                              OMB Number: 3235-0420
                                              Expires: March 31, 2007
                                              Estimated average burden
                                              hours per response . . . 1646

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                        Commission file number 000-50542

                          HYDROGEN ENGINE CENTER, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                         82-0497807
---------------------------------                         ----------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

602 East Fair Street, Algona, Iowa                                50511
-----------------------------------------------------          -----------------
         (Address of principal executive offices)               (Zip Code)

Issuer's telephone number (515) 295- 3178
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:

             Title of each class                Name of each exchange
                                                 on which registered

Securities registered under Section 12(g) of the Exchange Act:

                          $0.001 par value Common Stock
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

----------------  --------------------------------------------------------------
SEC 2337 (12-05)  Persons who are to respond to the  collection  of  information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
----------------  --------------------------------------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [ ] No [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes [ ]    No [x]

       State issuer's revenues for its most recent fiscal year.     $24,100

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

       As of March 7, 2006, we had 8,377,889 shares held by persons not considered affiliates of the Company. The average of the closing bid and ask prices on that date was $7.35 for an aggregate market value of shares held by non-affiliates of $61,577,484

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 25,157,905 shares of Common Stock, par value $.001 outstanding at March 7, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

       If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

       Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.
ITEM 1.  DESCRIPTION OF BUSINESS .....................................    5

         Business Development ........................................    5
         Corporate History ...........................................    5
         Principal Products and Markets ..............................    6
                  4.9L Oxx Power Engine ..............................    6
                  Oxx Boxx Engine Controller .........................    7
                  6.8L/7.5L Oxx Power Engine .........................    7
                  Hydrogen Fueled Engines ............................    7
                  Potential Commercial Applications ..................    9
                  Other Applications .................................    9
         Distribution Methods for our Products and Services ..........    9
         New Products and Services ...................................    9
                  2.45 Mini Oxx Engine ...............................    9
                  4+1 Genset .........................................   10
                  Oxx Works ..........................................   10
         Competition .................................................   10
         Principal Suppliers .........................................   10
         Dependence on One of Few Major Customers ....................   11
         Intellectual Property and Patent Protection .................   11
         Research and Development ....................................   12
         Issues Related to Government Approvals
           or Governmental Regulations ...............................   12
         Cost of Compliance with Environmental Laws ..................   12
         Employees ...................................................   13
         Risk Factors ................................................   13

ITEM 2.  DESCRIPTION OF PROPERTY .....................................   21

ITEM 3.  LEGAL PROCEEDINGS ...........................................   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   22

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ......................................   23

         Market Information ..........................................   23
         Securities Authorized for Issuance
           Under Equity Compensation Plans ...........................   24

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ........................   25

         Going Concern ...............................................   25
         Merger ......................................................   25
         Overview ....................................................   26
         Results of Operations .......................................   26

         Critical Accounting Policies ................................   27
                  Merger and Stock-based Compensation ................   27
         Liquidity and Capital Resources .............................   27
                  Short-term and Long-term Debt Sources ..............   27
                  Plan of Operation ..................................   28
                  Grants and Government Programs .....................   29
                  Employees ..........................................   30
                  Net Operating Loss .................................   30
         Inflation ...................................................   30
         Off-Balance Sheet Arrangements ..............................   30

ITEM 7.  FINANCIAL STATEMENTS ........................................   31

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE ......................   51

ITEM 8a.  CONTROLS AND PROCEDURES ....................................   51

PART III
ITEM 9.  DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT   52

ITEM 10.  EXECUTIVE COMPENSATION .....................................   54

         Summary Compensation Table ..................................   54
         Option/SAR Grants in Last Fiscal Year .......................   54

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS ..............   55

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............   57

ITEM 13.  EXHIBITS ...................................................   57

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES .....................   59

EXHIBITS .............................................................

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

         Hydrogen Engine Center, Inc., a Nevada corporation (the "Company," "HYEG," "us," "we," or "our") designs, manufactures and distributes flex-fuel internal combustion engines for the industrial and power generation markets. The engines run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol interchangeably or, with the addition of a fuel reformer, on biodiesel ("flex-fuels"). The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. When using hydrogen fuel, emissions are near-zero.

         The Company intends to support the industrial engine market with "Generation II" (remanufactured engines) and a product line of new engines, all of which run on flex-fuels. HEC plans to offer end users the flexibility to convert to hydrogen or other flex-fuels in the future without having to replace the engine.

         The Company manufactures new industrial engines and converts certain industrial engines to run on flex fuels, including the Ford 7.5L V8 and the 4.9L used in the F300. HEC utilizes five (4+1) of the 4.9L engines to produce a 250 KW generator set that can be fueled by hydrogen or other fuels for use in the distributed power market. Additional gensets with varying capability are being developed. Industrial engine applications include, but are not limited to, airport vehicles, forklifts, mining vehicles, buses and an increasing number of green electric power projects.

         The Company's products are being marketed under the brand name "Oxx Power". HEC plans to distribute its engines through direct sales as well as through an existing network of industrial engine distributors.

         Hydrogen Engine Center, Inc., an Iowa corporation ("HEC Iowa") was incorporated on May 19, 2003 by Theodore G. Hollinger, formerly Director of Engineering at Ford Motor Company and Vice President of the Power Conversion Group at Ballard Power Systems responsible for development of hydrogen engine gensets. Operations commenced with the lease of the facilities in Algona, Iowa. Mr. Hollinger, left Ballard with the ultimate intention of continuing the commercialization of hydrogen engines. His employment contract with Ballard contained a one year, non-compete clause related to internal combustion engines, which expired on May 29, 2003. HEC Iowa was founded with the goal of establishing a "hydrogen engine center of excellence" to foster the development of hydrogen engines.

         On August 25, 2005, we incorporated Hydrogen Engine Center (HEC) Canada, Inc. ("HEC Canada"). HEC Canada is located in Quebec and works with Universite Du Quebec at Trois-Rivieres (a Canadian Corporation) on matters related to hydrogen research. HEC Canada was founded with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines. The actual development and assembly of our products is completed in the United States. The engine controller used to program the engines to run on alternative fuels and hydrogen is manufactured in small quantities at the Universite Du Quebec a Trois-Rivieres in Canada.

Corporate History

         The Company (then known as Green Mt. Labs, Inc.) was originally organized in Idaho on July 12, 1983 to acquire and develop mining claims. The Company initially acquired certain unpatented mineral claims located in the Miller Mountain Mining District near Idaho City, but the claims were eventually written off in 1997. Corporate records do not indicate the extent to which the Company developed the property. Because the Company did not have any available funds, it was unable to continue to pay the necessary assessment fees related to the claims and, in 1997, the claims were abandoned and written off because management was unable to determine the future value of the claims.

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

         On August 30, 2005, we completed the acquisition of HEC Iowa. The acquisition was made pursuant to an agreement and plan of merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005. To accomplish the acquisition we merged our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa with HEC Iowa being the surviving entity. Just prior to the acquisition we had completed a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock. As a result of the forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,800 shares, representing 19% of the total outstanding shares following consummation of the acquisition. Under the terms of the acquisition agreement, we issued 16,297,200 shares of our post-split common stock (representing 81% of our total outstanding shares (post-split) immediately following the transaction) to Ted Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa's outstanding capital stock. HEC Iowa has become our wholly-owned subsidiary. In connection with the acquisition, we have changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

         On October 11, 2005, we closed a private placement of our common stock. We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 15.69% of the now 25,157,905 issued and outstanding shares of our common stock. We sold the shares in a private transaction at $1.00 per share and we relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

         As a result of the merger transaction and acquisition of HEC Iowa, we have assumed all of the operations, assets and liabilities of HEC Iowa and HEC Canada. HEC Iowa and HEC Canada are both development stage companies engaged in designing, developing and manufacturing internal combustion engines that use alternative fuels.

Principal Products and Markets

4.9L Oxx Power Engine - We started re-manufacturing Ford F-300 engines to specifications that were intended to increase durability and reduce emissions, while maintaining the form, fit and function of the original engine. To accomplish this we entered into a business relationship with an engine parts and machining vendor and a Ford Power Products distributor. We used Ford parts and product guidance based on their 40+ years of experience with industrial engines. From June of 2003 until March of 2005 we concentrated on developing parts for the F300, 4.9L, inline 6 cylinder, engine. We built 37 re-manufactured engines to the new specifications, tested them, and proceeded to sell a few engines to make sure the customer base was going to accept the product. We then turned our attention to building the new parts necessary for an entirely new engine. We acquired a trademark on the name Oxx Power. There are 81 parts that make up a 4.9L engine long block. We have replaced 45 of the parts for this engine. We currently offer for sale a Generation II re-manufactured 4.9L engine containing 77 new parts (95%). Most of these parts carry the Oxx Power name. We expect to have our new Oxx Power crank shafts, engine blocks and rods during 2006. Only when these parts arrive and meet all of our requirements will we have completed the transition from all Ford parts to an all Oxx Power engine and have available an all new 4.9L Oxx Power engine. The 4.9L Oxx Power engine is not yet certified to meet the 2007 emission standards. Failure to meet these standards could adversely affect sales of mobile engines (stationary engines are not affected). The Oxx Power engine blocks have not yet passed quality testing. Delays of scheduled shipments for May 2006 could be as much as 90 days, if the molds for the blocks need to be recast.

         We also expect to supply the market with replacement engine parts. We anticipate being the sole supplier of many new parts for remanufactured 4.9L engines. We hope to be the one-stop shop for both the 4.9L new Oxx PowerTM engine and its replacement parts.

Oxx Boxx Engine Controller - The design and availability of an engine controller for these engines is critical for hydrogen and flex fuel capability. We have established a business relationship with the University of Quebec (Universite Du Quebec a Trois-Rivieres) to use their facilities and expertise in developing a controller. We are in the process of trademarking Oxx Boxx as a brand name for the controllers. The new controllers were developed and made available in the fall of 2005. We established HEC Canada for the continued development of engine controllers and their supporting software. In addition, HEC Canada has test and calibration capabilities that allow parallel path development of flex fuel engine controls. We anticipate that the first new Oxx Boxx controllers will be available in 2006. The Oxx Boxx and Oxx Power engine combination will make us the only industrial engine supplier with both engine controllers and internal combustion engines as proprietary products. The controller is capable of supporting multi-fuel applications. HEC Canada expects to file several patents on engine controls in 2006.

6.8L/7.5L Oxx Power Engine - We have also produced and shipped one 6.8L V10 engine to a bus company. It has been running in the field for over a year. We shipped a second engine in March of 2006 for another bus application. We anticipate converting several more of these engines in 2006 with the intent of replacing them in the market with a 7.5L V8 Oxx Power engine, a form, fit and function replacement for the Ford 460 cubic inch V8. We believe the 7.5L Oxx Power engine will meet or exceed the hydrogen fuel performance of the 6.8L. We also anticipate that this will allow us to compete in the higher power portion of the market that includes irrigation, gensets and buses. We expect the new 7.5L engine to eliminate our dependence on Ford Motor Company for engines and allow us to `tailor' the 7.5L engine for hydrogen. We have not begun the process of purchasing parts for the 7.5L Oxx Power engine and do not plan to do so until full production has begun on the 4.9L engine. We anticipate production of the 7.5L Oxx Power engine to begin in early 2007.

Hydrogen Fueled Engines
-----------------------

         Our engines are designed to run on a variety of fuels, including hydrogen. We believe that one of the key attributes of hydrogen engines is that a standard production internal combustion engine can be modified to achieve near-zero emissions. Therefore, we have established a process for converting certain internal combustion engines to operate efficiently with hydrogen as a fuel. The engines are the 4.9L internal combustion engine, formerly used in the Ford F-150 pickup and currently being used in about 90,000 airport ground support equipment vehicles, and the Ford 7.5L V8 previously used in vehicles and industrial applications. We believe that this conversion process could apply to any internal combustion engine.

         We estimate that the efficiency of the hydrogen engine is about 36% and equal to that of today's fuel cells. Using hydrogen fuel in Ford engines, we have achieved near zero NOx emissions. The projected cost of a hydrogen internal combustion engine is as much as 10 times lower than a fuel cell. A further advantage of the hydrogen engine is that it can run on regular welding grade hydrogen, or on mixed gases such as natural gas and hydrogen, versus the ultra pure hydrogen, typically required for fuel cells, or on mixed gases such as natural gas and hydrogen. When produced renewably it has the potential to completely eliminate carbon based emissions.

         The hydrogen internal combustion engine has the benefit of being understood by an experienced engine technician with only a few minutes of study. It can then be serviced by these technicians using the tools they already possess. There is no need to change the transmission or any other part of the power train to use a hydrogen engine. Oil changes and other servicing is the same as for gasoline engines with few exceptions. There is no need for a catalytic converter nor is there a danger from the exhaust fumes. Special spark plugs, engine tuning, engine control system and a crank case ventilation system are required, but they appear merely as a brand change to the service technician.

         When a hydrogen engine is installed in a vehicle it looks like a standard gasoline engine. There is no need to change the motor mounts, radiator or any other part of the vehicle infrastructure except the fuel storage and delivery system. We intend to ultimately assist the end users in choosing the proper fueling system and to be involved in providing training in hydrogen safety.

         We expect that our hydrogen engines will be initially used to replace existing internal combustion engines in ground support applications and for power generation systems. We anticipate that our initial revenue will come from the sale of 4.9 liter engines to the airport ground support business, from government contracts for the engines, and from federally subsidized programs requiring hydrogen power for green industrial vehicles. We also anticipate revenues from distributed power generation systems as well as from the sale of remanufactured engines and engine parts.

         We expect to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions. Possible near-term applications for alternative fuel and hydrogen engines include, but are not limited to, airport vehicles, forklifts, mining vehicles and buses, as well as green electric power generation. Long-term applications could include hybrid buses and boats, water generation and large-scale power generation through the parallel operation of electric generators.

         Although hydrogen as an alternative fuel can be readily extracted from water, any hydrocarbon fuel or biomass, we believe that acceptance of hydrogen engines, and securing a consistent and dependable supply of hydrogen, will take time. We are cognizant of the fact that the hydrogen fuel infrastructure is not in place in the United States and that it could take a number of years before it is developed, therefore we expect to sell more gasoline, propane, natural gas and ethanol engines than hydrogen fueled engines in the near future.

         We will supply both new and rebuilt engines that are capable of being fueled with gasoline and alternative fuels including hydrogen. Consequently, the end user will have the flexibility to convert a gasoline engine to ethanol, propane, natural gas or hydrogen in the future without having to replace the engine.

Potential Commercial Applications
---------------------------------

         Readily accessible commercial applications for the hydrogen engine exist in various industrial applications, including distributed power generation; ground support equipment such as aircraft tugs, baggage loaders, baggage tugs and de-icing equipment; and a variety of other industrial uses. These applications use the Ford 4.9L engine, which is no longer available from Ford. The aviation industry standardized that engine several years ago and most of the equipment was designed around the engine. To the best of our knowledge, no engine of the same size and shape is being offered by automotive engine manufacturers. A secondary market also exists for military ground support equipment applications using traditional engines. One available option is to convert these engines to use hydrogen fuel, thereby addressing a serious emissions issue facing airports. With emissions regulations becoming more stringent in some countries hydrogen-fueled generators (gensets) could become very attractive for standby and peak-shaving applications.

Other Applications
------------------

         Any application that currently uses gasoline-fueled engines, and many applications that use diesel engines, are likely future users of our engines. We believe that locales under strict emissions restrictions will be receptive to hydrogen engines. Other uses for our engines could include high performance engines, boats, mining equipment, on-road buses, wood-chippers, irrigation pumping, aircraft propulsion, farm tractors, farm equipment, delivery vehicles, yard tractors, cranes, construction equipment and military gensets. Although we believe these potential markets to be viable, we have not established any future definitive marketing strategy or plan.

Distribution Methods for our Products and Services
--------------------------------------------------

         We plan to distribute our engines through a network of distributors. We anticipate having eight distributors in the US to cover the US market. The US distributor network we are using is primarily the same network that Ford Power Products had used prior to their end of operations in September 2005. We also expect to have two distributors in Canada and may have distributors in other locations around the world.

         Although our engine sales will be made through distributors we anticipate that our distributed power generation sales will be direct sales. Distributed power generation is a new concept that we have developed and offered to companies interested in sharing an alpha concept.

         We have also developed marketing strategy through participation in government programs developed under Kyoto protocol. We are participating in a program called "Carbon Saver Project" in which we have developed and supplied on December 21, 2005, a hydrogen-natural gas generator of 5 kW to Atlantic Hydrogen in New Brunswick.

New Products and Services
-------------------------

2.45L Mini Oxx Engine - In March 2006, we developed a 3 cylinder version of the 4.9L engine that will be called the Mini Oxx. This is our most ambitious project to date. This will be the first engine that is totally unique to HEC. The prototype engine was ready for testing in March 2006. Seventy two of the eighty one parts used in the 4.9L engine are the same for the new three cylinder engine. The finished engine should out-perform a four cylinder engine of the same displacement. This engine will eliminate the need for us to develop a four cylinder engine to compete in the lower power sector of the market. We will be the sole source of this engine. We anticipate that this engine will complete our line of spark ignited engines and may not be ready for production until the first quarter of 2007.

4+1 genset - The four plus one genset features four (4) engine/generator combinations (genset) running and generating power while the fifth one is waiting in standby, should it be needed. The combination of high power through paralleled operation and system redundancy is unique to the genset business. We anticipate that the market for distributed generation (DG) could be approximately $70B in the US alone. We expect that our first two patents will be for this market. The engines and controls had to come first as they are required components of the final genset product. We expect to enter the DG market in mid 2006 and expand the product offering to cover 30kW to 250kW and possibly higher power. On March 17, 2006 we entered into an agreement with the Department of Natural Resources, Canada to supply a 250 kW hydrogen-fueled genset (4+1). Natural Resources Canada is working on a project to add hydrogen technologies to the Ramea Island wind-diesel demonstration project in Newfoundland. See Note 14 in the Consolidated Financial Statements. Although we currently have our first order for a 4+1 genset, distributed power generation is in the alpha stage. Significant delays, perhaps several months, could occur if the initial design is flawed.

Oxx Works - We are in the process of developing an advanced engineering group who will be responsible for the development of alternative fuel systems. We refer to this part of our business as Oxx Works. Oxx Works is in the process of developing the 4+1 genset. Oxx Works is working on ammonia-fueled engines, variable speed generators and a hydrogen hybrid electric boat. In addition, Oxx Works has developed a working relationship with Pacific Northwest National Lab in relation to the potential use of ammonia as a fuel for internal combustion industrial engines.

Competition

         Although there are several companies developing and/or marketing hydrogen engines, we are not aware of any significant production of alternative fueled industrial engines as of this date. We believe that the companies targeting production of hydrogen-fueled engines are automotive engine builders, such as Ford, GM, Honda, BMW. We further believe that those engines will initially be used for automobiles and then for industrial applications. The gasoline-fueled industrial engine market has in the past been served by GM and Ford. We expect to enter the market initially with the only industrial designs in the 30 to150 kilowatt range.

         Fuel cells may be perceived to be competition to the hydrogen engine, but we believe they are not at this time. Fuel cells cannot be currently manufactured in sufficient quantity to compete with hydrogen-fueled internal combustion engines. Also, fuel cells are more costly than the hydrogen internal combustion engine.

         Our direct competition in the 4.9L "Generation II" gasoline engine market, will be other engine remanufacturers. Our Generation II engines are built to Company specifications and are dressed with sheet metal, dampers and water pumps. Our competition does not offer a new engine with the same form, fit and function. We have designed and tooled new engines to eliminate dependence on other engine manufactures for supplies of component parts.

Principal Suppliers

         Currently we purchase parts for our 4.9L remanufactured engine from several different industrial engine parts suppliers. However, the majority of the parts we will purchase for our new 4.9L engine will initially be purchased from one major supplier. As of December 31, 2005 we have issued purchase orders to this vendor totaling approximately $1.4 million. This vendor in turn, has placed orders to purchase some of our parts from other companies, both inside and outside the United States. We have no direct contact with any of the suppliers used by our major supplier. There are risks and uncertainties with respect to the supply of certain component parts that could impact availability in sufficient quantities to meet our needs. We have launched a search for alternative suppliers that could allow us to avoid the risk associated with our reliance on this major supplier. We anticipate that our total purchases from this vendor could total in excess of $3 million in 2006.

Dependence on One or Few Major Customers

         We do not anticipate dependence on one or few major customers at this time.

Intellectual Property and Patent Protection

         We plan to aggressively protect our intellectual property and technology by applying for patent and/or copyright protection. We intend to establish comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities. We have one patent pending related to engine alignment and we intend to file approximately five more core technology patents covering the use of hydrogen fuel in any internal combustion engine. Future patent applications will apply to any internal combustion engine regardless of manufacturer or application. We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution. The current status of our patents and federal trademarks is summarized below:

Federal Trademarks
------------------

          Mark                   Goods/Services                         Reg./Serial No.       Status
          ----                   --------------                         ---------------       ------
          HEC                    Engines and generators                      78/7519,79       Pending
          OXXPOWER               Engines and engine parts                    78,537,731       Pending
          MINI OXX               Engines                                     78/807,591       Pending
          4 +1                   Engines, distributed power                  78/807,600       Pending
                                 generation systems
          OXX WORKS              Research and development in the             78/807,587       Pending
                                 field of engines, hydrogen engines,
                                 alternative fuel internal combustion
                                 engines, and distributed power
                                 generation systems
          OXX CART               Vehicles                                    78/812,253       Pending
          OXX BOXX               Engines, engine parts, engine               78/846909
                                 controllers
          OXX                    Engines, engine parts                       78/841069        Pending

Patents
-------

         Alignment Fixture - A patent has been filed and is pending covering a method and apparatus for aligning a generator and an engine of a generator set, wherein the invention comprises an alignment hub for defining an alignment position between an engine and a single bearing generator and maintaining the alignment within a predetermined tolerance.

         PMG Cooling - A patent application is under review, but not yet filed, covering a method and apparatus for more efficient heat distribution and dissipation for use with an electrical generator.

Research and Development

         We have spent a total of $453,712 on research and development activities with $418,070 being spent during calendar year 2005. As we are a development stage company, the costs of our research and development are not at this time borne directly by customers.

Issues Related to Government Approvals or Governmental Regulations

         Our facilities will be subject to health and safety regulations, building codes, and other regulations, customary in any manufacturing enterprise in the United States.

         153 countries, including all industrialized countries other than the United States and Australia, have signed the Kyoto Protocol. We believe the Kyoto Protocol could have substantial impact on the Company.

         Demand for alternative fuel technology abroad and in the United States could be influenced by the long-term acceptance of the Kyoto Treaty. This treaty requires many of the large industrialized nations of the world to reduce emissions of greenhouse gases. Any weakening of this treaty or its symbolic value could have a negative impact on the demand for our products.

         As  discussed   below,   we  will  also  be  affected  by  governmental
regulations relating to environmental matters.

Cost of Compliance with Environmental Laws

         We out-source all manufactured parts and bring them into our production facility as components ready for the assembly line. We then assemble all components to produce our products. The assembly process does not use any hazardous materials nor do they create any hazardous waste. Our engine testing facility hot tests all engines on a dynamometer to ensure it meets our specifications. This process is subject to air and water environmental laws and regulations. These laws and regulations will vary with the fuel choice that the testing procedure requires.

         We have designed our buildings and have written our procedures to meet or exceed current environmental and fire code laws. Any changes in the laws at the state or federal level could require us to modify our testing procedures to comply with future environmental regulations.

         The Environmental Protection Agency and the California Air Resources Board have both adopted and implemented regulations which govern the control of exhaust emissions from large spark ignited (LSI) engines (engines greater than 25 HP). Both regulations came into effect on January 1, 2004 and require that engine manufacturers make available LSI emission compliant engines in order that original equipment manufacturers (OEM) can comply with these regulations. The regulations, which specifically identify tailpipe emissions, apply to gasoline and liquid propane gas (LPG) powered engines, call for longer warranty periods to ensure long-term compliance with emissions standards to and to protect the end users.

         To  certify  an  engine  to  meet  the  LSI  regulations,   the  engine
manufacturer or the equipment OEM must demonstrate that the engine has successfully passed stringent third party testing to ensure compliance with the emissions guidelines. Upon successful completion of the testing process a submission for certification is filed which includes the following:

         o    Test data and results;
         o    OEM part numbers;
         o    Recommended maintenance;

         o    Service or repair manuals;
         o    Parts manuals;
         o    End user warranty statement;
         o    Recall and campaign processes;
         o    Warranty reporting process;
         o    Record retention process.

         A successful application is granted executive order numbers from both agencies which identify the engine as part of a certified engine family. The engine manufacturer will then be required to place an engine emission label on the engine that clearly identifies the engine. We need to comply with these regulations so that our customers who are manufacturers of equipment using our engines will also be in compliance. We plan to have our engines certified and expect that cost to be approximately $960,000 per certified engine design as follows:

           Emissions Paperwork/Calibration                  $   110,000
           Durability Testing:
           o         3500 hours @ $150./hr                      525,000
           o         1500 hours @ $150./hr                      225,000
           o         Fuel cost est. $2.5/gal x 8 gal/hr         100,000
                                                             ----------
                        Total                               $   960,000


Employees

       As of December 31, 2005, HEC Iowa has 10 employees, all of whom are full time. As of December 31, 2005, HEC Canada has one full-time employee. Our employees are not members of any union, and they have not entered into any collective bargaining agreements. We believe that our relationship with our employees is good.


                                  RISK FACTORS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-KSB.

     We have a limited operating history and have not recorded an operating profit since our inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.
     ---------------------------------------------------------------------------

         HEC Iowa was incorporated on May 19, 2003 and has a limited operating history and has incurred net losses since inception. Prior to the Merger, the Company (then known as "Green Mt. Labs, Inc.") had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

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

         o    the reliability of our suppliers;

         o actions taken by competitors, including suppliers of traditional engines, hydrogen fuel cells and new product introductions and pricing changes;

         o the costs of building, maintaining, and expanding our facilities and our operations; and

         o our ability to attract and retain a qualified work force in a small town.

         We cannot assure you we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

     Additional financing to proceed with our anticipated business activities will likely be required. There can be no assurance that financing will be available on terms beneficial to us, or at all.
     ---------------------------------------------------------------------------

         In order to proceed with our anticipated business activities we will need to obtain additional financing. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Although we expect to offer securities of the Company for sale during 2006, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.

         We anticipate that we can produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility. Initial contact with our distributor network, has given us indications that we may not have the capacity to meet their demands. We anticipate that if we are successful in obtaining funds through private or public sources, we plan to explore the expansion of our present facilities. An expansion will be necessary to provide needed space for the assembly of our 7.5L engines and our 2.45L engines. We anticipate the cost for an expansion of our facilities, including equipment, to be approximately $1 million. We anticipate our capital expenditures for 2006 will be approximately $2.0 million, if we include an expansion.

     Reliance on principal supplier and contract manufacturer.
     ---------------------------------------------------------------------------

         We contract the manufacture of our products to third parties. In certain cases, we do not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of our third party manufacturers is unable or refuses to produce our products, our business, financial condition and results of operations would be materially and adversely affected

         We are presently dependent on one vendor to supply a majority of the components for our 4.9L engine. We have issued blanket purchase orders totaling approximately $1.4 million to this vendor for engine parts, and mold and tooling fees. We anticipate that we will purchase approximately $3 million in component parts from this vendor in 2006. Delivery of final products may not be realized until June or July 2006, or later, thus delaying sales of new 4.9 liter engines to our distributor network and delaying our ability to generate revenue.

     We may experience significant and rapid growth if we are able to capitalize on the expansion of the industrial engine and genset markets. If we are unable to hire and train staff to produce our products, handle sales and marketing of our products and manage our operations, such growth could materially and adversely affect us.
     ---------------------------------------------------------------------------

         We intend to proceed with initiatives intended to capitalize on the need for more efficient industrial engines, engines that use alternative fuels and the interest in more environmentally friendly sources of power. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our relatively small management team to implement appropriate management, operational and financial systems and controls and to successfully hire, train, motivate and manage employees.

     We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.
     ---------------------------------------------------------------------------

         The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough product to meet customer demand and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

     If we are unable to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.
     ---------------------------------------------------------------------------

         Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal controls and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process, has not been formalized we believe that the controls and procedures in place during the fourth quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC's rules for the preparation of this report.

     Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.
     ---------------------------------------------------------------------------

         Our future success depends in part on our ability to retain key employees including our executive officers and, in particular, our founder Ted Hollinger. We currently do not carry, "key man" insurance on our executives; however, we are in the process of securing such insurance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

     We may experience labor shortages.
     ---------------------------------------------------------------------------

         Our production facilities are located in Algona, Iowa, a town with a population of approximately 5,500 people. We may find it difficult to hire and retain a workforce sufficient to meet our production needs and allow for sustained growth of our operations. Our ability to hire and retain qualified employees for our production facilities will be key to our success. Our inability to do this may have a materially adverse effect on our future results.

     We may experience production gaps or delays in the transition to our new production facilities and our commencement of production, which could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.
     ---------------------------------------------------------------------------

         We are in the process of transitioning to production in our newly constructed facility. Because all of the production procedures and processes, as well as the facility, are new to us and all of our employees, we could experience unexpected delay in production during fiscal year 2006. Additionally, it is possible that we could experience unforeseen quality control issues as we ramp up to full production. Should any such delay or disruption occur in transitioning to production, our anticipated sales will likely be materially and adversely affected.

         The products produced in our new facility could contain undetected design faults despite our testing. We may not discover these faults or errors until after a product has been used by our customers. Any faults or errors in our products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

     We cannot assure you that there will be an active trading market for our common stock.
     ---------------------------------------------------------------------------

         Even though our common stock is quoted on the OTC Bulletin Board, most shares outstanding, including those issued pursuant to the Merger, are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are therefore subject to certain limitations on the ability of holders to resell such shares. Restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration. Thus, holders of restricted shares of our common stock may be required to retain their shares for a long period of time.

     If we cannot achieve commercial application of our hydrogen engine and other products and technologies, we may not achieve profitability.
     ---------------------------------------------------------------------------

         Members of the public may be wary of hydrogen because hydrogen, as compared to all other fuel, has the largest flammability limit (4% to 77% of hydrogen in air). This means you need very little hydrogen to start a fire. On the other hand, hydrogen is a light gas. As such, if there is a hydrogen leak, it will immediately diffuse into the surrounding air. With proper precaution hydrogen could be as safe as any other fuel. The main benefit of hydrogen as a fuel is that it produces no pollution or greenhouse gases when it is used in an internal combustion engine. The development of a market for our engines is dependent in part upon the development of a market for hydrogen as a fuel, which may be impacted by many factors, including:

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

     Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.
     ---------------------------------------------------------------------------

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

     The industry in which we operate is highly competitive and such competition could affect our results of operations, which would make profitability even more difficult to achieve and sustain.
     ---------------------------------------------------------------------------

         The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include Ford Power Products, H2Car Co., Cummins, Daimler Chrysler, General Motors, Mazda, Koehler and Generac. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

     Our business could be adversely affected by any adverse economic developments in the power generation industry and/or the economy in general.
     ---------------------------------------------------------------------------

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

     We carry a reasonable amount of insurance. However there can be no assurance that our existing insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim.
     ---------------------------------------------------------------------------

         We could be subject to claims in connection with the products that we sell. There can be no assurance that we would have sufficient resources to satisfy any liability resulting from any such claim, or that we would be able to have our customers indemnify or insure us against any such liability. There can be no assurance that our insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful. claim. We currently do not carry directors and officers insurance. We may in the future obtain such insurance, provided it can be obtained at reasonable prices. However, there can be no assurance that such coverage, if obtained, would be adequate in term and scope to protect us.

     If we fail to keep up with changes affecting our technology and the markets that we will ultimately service, we will become less competitive and future financial performance would be adversely affected.
     ---------------------------------------------------------------------------

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

     Our business could be adversely affected by local, state, national, and international laws or regulations.
     ---------------------------------------------------------------------------

         Our future success depends in part on laws and regulations that exist, or are expected to be enacted around the world. Should these laws or regulations take an adverse turn, this could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect our business.

         Our distributors will not be able to offer our engines for sale to Original Equipment Manufacturers ("OEM") for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"). Stand-by and replacement engines are not subject to those requirements. We anticipate beginning the emissions certification process of our 4.9L engine during 2006. It will cost approximately $960,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007. -18-

     The hydrogen and power generation business may expose us to certain safety risks and potential liability claims.
     ---------------------------------------------------------------------------

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

     We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.
     ---------------------------------------------------------------------------

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

     Our intellectual property may infringe on the rights of others, resulting in costly litigation.
     ---------------------------------------------------------------------------

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

     Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.
     ---------------------------------------------------------------------------

         As a public company, we incur significant legal, accounting and other expenses that HEC Iowa did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

     We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.
     ---------------------------------------------------------------------------

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

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------

         Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the shares of our common stock actually issued and outstanding, there will be another 720,000 shares reserved for issuance under our new incentive compensation plan, subject to shareholder approval.

     The authorization and issuance of blank-check preferred stock may prevent or discourage a change in our management.
     ---------------------------------------------------------------------------

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

     It may be difficult for a third party to acquire us, and this could depress our stock price.
     ---------------------------------------------------------------------------

         Nevada corporate law includes provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

         o Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock;

         o There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

         o    Stockholders cannot call a special meeting of stockholders.


ITEM 2. DESCRIPTION OF PROPERTY.

         We presently occupy a 12,000 square foot armory building located at 602 Fair Street in Algona, Iowa. This lease requires monthly rental payments of $600 and expires on May 30, 2006. At the option of the Company, the lease can be extended for two (2) additional terms at $650 per month for the first year and $700 per month for the second year. This facility was built in approximately 1949 and is owned by the Kossuth County Agricultural Association. It was adequate for our initial needs and will continue to serve us as the Oxx Works research and testing facility.

         On June 27, 2005 we purchased Lots 3, 4 and 5 of the Snap-on Industrial Park on Poplar Street in Algona, Iowa. The land was purchased from the Algona Area Economic Development Corporation using proceeds of a loan from that entity, the terms of which are described below. Our plans for this site include the construction of a manufacturing facility, a dyno room and executive offices.

         The first phase of this construction project (the manufacturing facility) is substantially completed. In March 2006 production of the 4.9L remanufactured engine began in our new 30,000 square foot manufacturing facility on that site. We anticipate construction costs on the new manufacturing building will total approximately $1,600,000. This quadruples the production space we can use for assembly of our engines. We plan to implement an `Engine Cell' production method in the new facility that will speed production and reduce work-in-process inventory. Under this method, each Engine Cell is designed to match the assembly time of the next cell to eliminate inventory between cells, and minimize overall assembly time. We believe we can reach a production rate of 10,000 base engines per year in this new building, depending upon a number of factors, including availability of parts and labor.

         To  reduce  engine  assembly  contaminants   introduced  by  forced-air
heating, the new building has over 5 miles of PEX radiant heat pipe in the production floor. It also has a unique mono-roof design that allows planned building expansion without production line shut-down. We anticipate that additional expansions will be required and this 30,000 square foot building is the first phase in our plans to build more than 100,000 square feet of production space on this site. The new building can be observed at our Internet web site at www.hydrogenenginecenter.com.

         Late in December of 2005 we acquired an existing 30,000 square foot building shell located on Lot #1 of the Snap-on Industrial Park in Algona, Iowa for a purchase price of $332,901. The building is located across the street from the new manufacturing building on Poplar Street. We expect to use this building for parts distribution and distributed power generation manufacturing. We may finish a portion of the building to provide office space. The building is currently only a shell and some interior construction will be necessary to make the building useful to us. Plans for the work are being finalized and we anticipate construction costs to do this would be approximately $350,000. A photo of the building can be viewed on our web site.

         Our facilities are subject to mortgages in favor of Iowa State Bank in the amount of $500,000; Algona Area Development Corporation in the amounts of approximately $146,000 and $117,500 and the City of Algona in the amount of $200,000. The mortgages to Algona Area Development Corporation include a subordination in favor of Iowa State Bank.

         The $146,124 note payable to the Algona Area Economic Development Corporation was incurred for purchase of, and is secured by a mortgage on, the land (Lots 3, 4 and 5 of Snap-on Industrial Park) upon which we have constructed the new manufacturing facility. The loan is a ten year partially forgivable loan with interest at 8%, conditioned upon the Company achieving performance targets as follows:

         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created 50 new full-time equivalent jobs by June 1, 2010 and continuously retained those jobs in Algona, Iowa until June 1, 2015.

         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.

         o Balance of $10,824 due on June 1, 2015 without interest if paid by that date.

         o Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa as determined annually by Iowa Workforce Development.

         The note payable to the City of Algona in the amount of $200,000 is secured by a mortgage Lots 3, 4 and 5 of Snap-on Industrial Park. This note requires quarterly payments of $5,000 starting January 1, 2006 and a final payment due October 1, 2015. The interest on this loan is 0%, subject to certain job creation and retention requirements. If such requirements are not met, interest on the loan will be payable at 10% per annum.

         The $117,500 note payable to the Algona Area Economic Development Corporation was incurred for purchase of, and is secured by a mortgage on, the shell building on Lot 1 of Snap-on Industrial Park in Algona. The loan requires quarterly payments of $2,500 beginning on January 1, 2006. This note was recorded at fair value of future payments using an interest rate of 10%. The fair value of the note was $70,401.

         The note payable to Iowa State Bank is secured by a mortgage on Lot 1 of Snap-on Industrial Park in Algona and is in the maximum amount of $500,000. As of December 31, 2005, $262,647 has been drawn on the note. The Note carries interest at the annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available.

       We believe that all of our properties are adequately insured.


ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the year ended December 31, 2005, the Board of Directors approved for submission to the Company's shareholders an amendment to the

Company's Articles of Incorporation to: (i) change the name of the corporation from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc. and (ii) increase the authorized number of shares of common stock to 100,000,000 and authorize 10,000,000 shares of "blank check" preferred stock. The Company did not solicit proxies and made the proposal as of June 3, 2005 to shareholders holding at least a majority of the outstanding shares. As of June 3, 2005, the Company received written consent representing approximately 82.72 percent, or 832,180 shares of common stock, out of 1,006,000 shares then issued and outstanding. The Certificate of Amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on August 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

         Our common stock is quoted on the OTC Bulletin Board under the trading symbol "HYEG.OB." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. Prior to September 2, 2005 our shares traded under the symbol "GMTL.OB." There was not an active market for our shares prior to that date. Accordingly, we are not including a history of reported trades in the public market prior to September 2, 2005.

         The following table sets forth the high and low bid quotations for our common stock for the period from September 2, 2005 through December 31, 2005.

                                                            High Bid    Low Bid
                                                            --------    -------
     2005
         Third Quarter, September 2 - September 30, 2005     $8.25       $1.50
         Fourth Quarter ended December 31, 2005               9.00       5.50

         The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

         As of March 7, 2006, there were 157 holders of record of the company's common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of March 7, 2006, we had 25,157,905 shares of common stock issued and outstanding. Of the total outstanding shares, 1,598,500 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 1,598,500 shares, we have not identified any shares as being held by affiliates. A total of 23,559,405 shares are considered restricted securities.

         Under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" as defined under the Act, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the security as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

       We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

         We have granted employees qualified incentive options under our incentive compensation plan to purchase 414,000 shares of our common stock at $1.00 per share and 60,000 shares at $5.875 per share. We have granted under our incentive compensation plan nonqualified options to purchase 380,000 shares of our common stock at $1.00 per share and 426,000 shares of restricted stock, 304,000 of which remain subject to forfeiture.

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations for our employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

         We account for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically remeasured over the vesting terms.

         We record restricted stock awards at the fair value at the date of the grant and amortize the expense over the vesting period as services are performed.

                                                                                  Number of securities remaining
                              Number of Securities to       Weighted-average       available for future issuance
                              be issued upon exercise      exercise price of      under equity compensation plans
                              of outstanding options,     outstanding options,    (excluding securities reflected
                                warrants and rights       warrants and rights             in column (a))
       Plan Category                    (a)                       (b)                           (c)
Equity compensation plans
approved by security
holders                                  --                        --                           --
Equity compensation plans
not approved by security
holders                              923,400(1)                  $1.32                      720,000(2)
     Total                           923,400(1)                  $1.32                        720,000

         (1) Includes 474,000 incentive stock options and 380,000 nonqualified stock options issued under the company's Incentive Compensation Plan and warrants to certain finders in the Private Offering (as here and after defined), entitling the finders to purchase 69,640 shares. Does not include 426,000 shares of restricted stock issued under the company's Incentive Compensation Plan, 304,000 of which remain subject to forfeiture.
         (2)This amount equals the number of shares remaining to be issued under the company's Incentive Compensation Plan, which plan will be presented to shareholders for approval at the annual meeting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Going Concern

            Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of December 31, 2005, we had an accumulated deficit of approximately $1.4 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Continuing our operations is dependent upon obtaining further financing. Although we intend to either register securities of the Company to be offered for sale or enter into another private placement, there can be no assurance that we will successfully complete this registration and offering or that the proceeds of either offering if completed, would be sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-KSB.

Merger

         On August 30, 2005, Hydrogen Engine Center, Inc, an Iowa corporation ("HEC Iowa") merged with our newly formed subsidiary (the "Merger"). The Merger was made pursuant to an agreement entered into on June 3, 2005, whereby we agreed to merge our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. Following the Merger, we changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

         On July 6, 2005, we revised certain terms of the proposed Merger and, accordingly, executed a revised and amended agreement and plan of merger. On July 29, 2005, we added an addendum to the agreement. The revised agreement provided for effecting a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock, instead of the previously announced 1.5 shares for 1 share split. The split was payable August 17, 2005 to stockholders of record on August 16, 2005. As a result of the revised forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,804 shares, representing 19% of the total outstanding shares following consummation of the Merger. Under the terms of the merger agreement, we issued 16,297,200 shares of post-split common stock (representing 81% of our total outstanding shares (post-split) following the transaction) to Ted Hollinger, who was prior to the Merger HEC Iowa's sole stockholder, in exchange for 100% of HEC Iowa's then outstanding capital stock, and HEC Iowa has become our wholly-owned subsidiary. In connection with the Merger, we have changed our name to Hydrogen Engine Center, Inc.

         We also commenced a private placement of up to four million shares of our common stock at the offering price of $1.00 per share, which offering was closed as of October 11, 2005 (the "Private Offering"). We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 15.69% of the 25,157,905 issued and outstanding shares of common stock of the Company as of March 7, 2006. The shares were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

         The accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations, consolidated statement of stockholders equity, and the consolidated statements of cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (May 19, 2003) to December 31, 2005 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offering.

Overview

         As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa. HEC Iowa is a development stage company engaged in designing, developing and manufacturing internal combustion engines that may be fueled either by hydrogen, gasoline, natural gas, propane and ethanol for the industrial and power generation markets. HEC Iowa has established a process for converting certain internal combustion engines to run efficiently on hydrogen fuel. Hydrogen as a fuel can be readily extracted from water, any hydrocarbon fuel or biomass. HEC Iowa expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions.

         We also own all of the issued and outstanding shares of HEC Canada. HEC Iowa has funded its operations from inception through December 31, 2005 through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the Private Offering, and convertible loans in the amount of $557,051.

Results of Operations

         Historical information prior to the Merger is that of HEC Iowa.

         Because HEC Iowa is still developing its flexible fuel powered internal combustion engines and related products and had not completed its manufacturing facility as of December 31, 2005, we have not realized significant revenues to date. During 2004 we realized $19,460 from the sale of one engine and partial payments on two gensets. During 2005 we realized $24,100 from the sale of two gensets and 9 engines. Management believes that we may begin to realize increased sales revenues by the third quarter of 2006, subject to timely receipt of parts ordered from suppliers.

         We are in the process of accelerating our efforts toward full commencement of operations. The manufacturing portion of our new building was substantially completed in January 2006, however the dynamometer room will not be complete until April 2006 or later. We are now in the process of hiring new personnel and purchasing the inventory of parts we will need to manufacture engines in our new building. The sales and marketing expense for the years ended 2005 and 2004 were $114,473 and $7,101 respectively and the total expense from inception to date (May 19, 2003) is $121,574. We expect this number to increase significantly during 2006 as we pursue national and international sales opportunities.

         General and administrative expenses increased $89,864 from $63,342 for the year ended December 31, 2003 to $153,206 for the year ended December 31, 2004. General and administrative expenses increased $433,749 from $153,206 for the year ended December 31, 2004 to $586,955 for the year ended December 31,

2004. General and administrative expenses from inception (May 19, 2003) through December 31, 2005 are $803,503. Management expects similar or greater increases for the year ending December 31, 2006 in general and administrative expenses due to the anticipated hiring of additional personnel, purchase of inventory, costs related to the new facility and other efforts related to the commencement and expansion of our operations.

         Costs related to research and development increased from $2,300 in 2003 to $33,342 for 2004, and $418,070 for 2005. This total expense from inception (May 19, 2003) to December 31, 2005 is $453,712. Management believes that with funding provided by the Private Offering, research and development expenses will increase significantly during 2006.

         We recorded a net loss of $1,122,570 for 2005 compared to a net loss of $65,642 for 2003 and a net loss of $192,476 for 2004. We recorded a net loss of $1,380,688 from inception (May 19, 2003) through December 31, 2005. We expect to continue to operate at a net loss until such time as we can complete construction of our facilities and development of our initial engines and begin to realize increased sales.

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

Merger and Stock-based Compensation
-----------------------------------

         We consider certain accounting policies related to the recapitalization of the Company and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources
-------------------------------------

         From inception through December 31, 2005, we have used $964,090 in cash in our operating activities and $1,339,396 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the Private Offering and convertible loans in the amount of $557,051. We also received $300,000 of the $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund and $262,647 from bank financing. We incurred expenses in connection with the private placement of $353,611. Our aggregated net loss from inception was $1,380,688. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations.

         At December 31, 2005, we had cash on hand of $2,346,248, compared to $19,808 at December 31, 2004; and $49,857 as of December 31, 2003.

         We have available credit with Iowa State Bank, secured by a mortgage on Lot 1 of Snap-on Industrial Park in Algona, and represented by a promissory note in the maximum amount of $500,000. As of December 31, 2005, $262,647 has been drawn on the note. The note carries interest at the annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available.

         We have available credit with Farmers State Bank in Algona, Iowa in the maximum amount of $600,000 at an annual adjustable rate of 6.75%. The interest rate cannot increase or decrease by more than 2% at each adjustment and has a lifetime cap of 12.75%. The note would have a 20 year term and the manufacturing facility would serve as collateral. We have not made any draws on this credit.

         Inventories increased from $19,452 at December 31, 2003 to $102,124 at December 31, 2004; and $206,091 at December 31, 2005 due to the purchase of engines and parts.

         Our accounts payable increased from $1,022 at December 31, 2004 to $236,341 on December 31, 2005 primarily because of inventory and supply costs associated with the start up.

         We had accrued expenses of $69,768 at December 31, 2005 compared to $17,130 at December 31, 2004 compared to no accrued expenses at December 31, 2003.

         At December 31, 2005, we had total assets of $4,822,022 and a stockholders' equity of $3,204,533, compared to total assets of $186,438 and total a stockholders' deficit of $118,766 at December 31, 2004 and total assets of $128,934 and total a stockholders' equity of $34,523 at December 31, 2003.

Plan of Operation
-----------------

         We anticipate that our expenses will continue to increase significantly as we commence operations in our new manufacturing facility, including additional personnel, product development, inventory purchases, and construction costs. Accordingly, management believes that current cash on hand will only be sufficient to satisfy our cash requirements through June 2006. We expect to be required to raise significant amounts of additional capital resources during 2006. We anticipate that increased sales of our products could commence the second quarter of 2006, subject to timely receipt of parts ordered from suppliers and timely completion of our new facilities, which may add to cash reserves. Additional cash will be needed to sustain operations, or if management determines to accelerate the expansion of our operations, we may seek additional funds through private or public sources and/or the sale of securities. We anticipate offering shares of our Common Stock or debt securities under a registered offering or a private placement during fiscal year 2006. There is no assurance that we will be able to raise the necessary capital from such an offering, that funds will be available from any other source, or, that even if they are available, that they will be available on terms that will be acceptable to us.

         We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are totally dependent upon debt and equity funding.

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so.

         We anticipate that we can produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility. Initial contact with our distributor network, has given us indications that we may not have the capacity to meet their demands. We anticipate that if we are successful in obtaining funds through private or public sources, we plan to explore the expansion of our present facilities. An expansion will be necessary to provide needed space for the assembly of our 7.5L engines and our 2.45L engines. We anticipate the cost for an expansion of our production facilities, including equipment, to be approximately $1 million. We anticipate our capital expenditures for 2006 will be approximately $2.0 million, if we include the expansion.

         Once all of the components for our 4.9L engine have been received and validated for form and fit, we will begin a durability validation process. We anticipate testing the durability of our engines by running them on a dynamometer for a minimum of three hundred hours before they are offered to our distributors for sale into the industrial engine market. Typically, durability testing would be considered a success, once the stated production warranty hours are surpassed. We anticipate the warranty on our 4.9L engines will be 3 years or 3,000 hours, whichever comes first.

         Our distributors will not be able to offer our engines for sale to Original Equipment Manufacturers ("OEM") for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"). Stand-by and re placement engines are not subject to these requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the second quarter of 2006. It will cost approximately $960,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $1.5 million in 2006.

         We are presently dependent on one vendor to supply a majority of the components for our 4.9L engine. We have issued blanket purchase orders totaling approximately $1.4 million to this vendor for engine parts, and mold and tooling fees. We anticipate that we will purchase approximately $3 million in component parts from this vendor in 2006. Delivery of final products may not be realized until June or July 2006, or later, thus delaying sales of new 4.9 liter engines to our distributor network

         We are expanding our search for vendors who can manufacture component parts to our specifications. We anticipate having other sources for our engine parts by the end of 2006.

Grants and Government Programs
------------------------------

         On July 7, 2005, we were notified by the Iowa Department of Economic Development the following funding assistance:

         o   Community Economic Betterment Account
               ("CEBA") Forgivable Loan                         $    250,000
         o   Physical Infrastructure Assistance Program
               (PIAP) Forgivable Loan                           $    150,000
         o   Enterprise Zone
               ("EZ") (estimated value)                         $    142,715

         These awards were provided to assist us in the acquisition of machinery and equipment for our new 30,000 square foot manufacturing building. As a result, we have agreed to make an investment of $1,543,316 in our Algona location and create 49 full-time equivalent positions. The awards have an effective date of June 28, 2005. We have received the CEBA award and have also received the PIAP award. More information regarding these forgivable loans can be found in Note 5 to the Consolidated Financial Statements.

      The Iowa Department of Economic Development has approved us for participation in the Enterprise Zone Program. Under the Program, we are eligible for the following benefits provided we continue to meet certain Program requirements:

         o Funding for training new employees through a supplemental new jobs withholding credit equal to 1.5% of gross wages of the new jobs created;

         o A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

         o A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

         o An investment tax credit equal to 10% of our capital investment. This Iowa tax credit may be carried forward for up to seven years.

         In order to receive these benefits, we must create 41 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. We must also pay an average median wage for of $23.89 per hour and pay 80% of our employees' medical and dental insurance. Within three years of the effective date of the agreement, we must also make a capital investment of at least $943,316 within the Enterprise Zone. If we do not meet these requirements, we will have to repay all or a portion of the incentives and assistance we have received.

         We received a partially forgivable loan from the Algona Area Economic Development Corporation ("AAEDC"), in exchange for land received and used to construct our manufacturing facility. If we create 50 new jobs in Algona, Iowa by June 1, 2010 and retain those jobs through June 1, 2015, $67,650 of this loan will be forgiven. If we create and retain 50 additional new jobs in Algona, Iowa (total of 100 jobs) by June 1, 2015 another $67,650 of this loan will be forgiven. The balance of $10,824 will be the only amount we repay to AAEDC, if we are successful in creating 100 new jobs. A wage must be paid equal to or greater than the average hourly wage for workers in Kossuth County, Iowa, as determined annually by Iowa Workforce Development. If we are unsuccessful we must repay the loan with 8% interest. We are accruing interest on this loan until we meet the terms.

Employees
---------

         We anticipate that we will create approximately 30 new jobs in 2006.

Net Operating Loss
------------------

         We have accumulated approximately $1,150,000 of net operating loss and research and development carryforwards as of December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Inflation

         In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.


             Report of Independent Registered Public Accounting Firm

The Board of Directors
Hydrogen Engine Center, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from May 19, 2003 (inception date) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit on the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, and for the period from May 19, 2003 (inception date) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has significant debt and operating obligations and is dependent on significant additional financing which creates substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding its operations are also discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


/s/ LWBJ, LLP
----------------------------------
West Des Moines, Iowa
March 30, 2006

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                           Consolidated Balance Sheets

                                                                                 December 31,   December 31,
ASSETS                                                                               2005           2004
                                                                                 -----------    -----------
Current Assets
   Cash and cash equivalents                                                     $ 2,346,248    $    19,808
   Accounts receivable                                                                 3,200           --
   Related parties receivable                                                         26,257           --
   Other receivables                                                                 103,695           --
   Inventories                                                                       206,091        102,124
   Prepaid expenses                                                                   77,723          3,163
                                                                                 -----------    -----------
       Total current assets                                                        2,763,214        125,095

Property, Plant and Equipment
   Land                                                                              196,124           --
   Building                                                                          282,901           --
   Equipment                                                                         280,780         69,453
   Leasehold improvements                                                             16,023         13,772
   Construction in progress                                                        1,322,798           --
                                                                                 -----------    -----------
                                                                                   2,098,626         83,225
   Less accumulated depreciation                                                      39,818         21,882
                                                                                 -----------    -----------
      Net property and equipment                                                   2,058,808         61,343
                                                                                 -----------    -----------
      Total Assets                                                               $ 4,822,022    $   186,438
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Current portion long-term debt                                                $    24,984    $      --
   Note payable, bank                                                                262,647           --
   Accounts payable                                                                  236,341          1,022
   Accrued expenses                                                                   69,768         17,130
   Construction payable                                                              232,208           --
                                                                                 -----------    -----------
      Total current liabilities                                                      825,948         18,152

Long-term Debt, net of current maturities                                            791,541        287,052

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued          --             --
   Common stock, $.001 par value; 100,000,000 shares authorized, 25,157,905
      (2,000,000 in December 2004) shares issued and outstanding                      25,158          2,000
   Additional paid-in capital                                                      4,837,602        137,352
   Unearned stock-based compensation
                                                                                    (275,332)          --
   Accumulated other comprehensive loss - foreign currency                            (2,207)          --
   Deficit accumulated during the development stage                               (1,380,688)      (258,118)
                                                                                 -----------    -----------
      Total stockholders' equity (deficit)                                         3,204,533       (118,766)
                                                                                 -----------    -----------

      Total Liabilities and Stockholders' Equity (Deficit)                       $ 4,822,022    $   186,438
                                                                                 ===========    ===========

                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                      Consolidated Statements of Operations


----------------------------------------------------------------------------------------
                                                                     Deficit Accumulated
                                                                        During the
                                                                     Development Stage
                                                 Year Ended           from Inception
                                                 December 31,         (May 19, 2003)
                                           2005              2004   to December 31, 2005
 ----------------------------------------------------------------------------------------
Sales                                  $     24,100    $     19,460    $     43,560

Cost of sales                                19,444           4,100          23,544
                                       ------------    ------------    ------------

Gross Profit                                  4,656          15,360          20,016
                                       ------------    ------------    ------------

Operating Expenses
   Sales and marketing                      114,473           7,101         121,574
   General and administrative               586,955         153,206         803,503
   Research and development                 418,070          33,342         453,712
                                       ------------    ------------    ------------

      Total                               1,119,498         193,649       1,378,789
                                       ------------    ------------    ------------

Operating Loss                           (1,114,842)       (178,289)     (1,358,773)
Other Income (Expense)
   Interest income
                                             31,280             743          32,023
   Interest expense                         (39,008)        (14,930)        (53,938)
                                       ------------    ------------    ------------
      Total                                  (7,728)        (14,187)        (21,915)
                                       ------------    ------------    ------------

Net Loss                               $ (1,122,570)   $   (192,476)   $ (1,380,688)
                                       ============    ============    ============


Weighted average shares outstanding      19,154,753      16,297,200      17,387,071


Basic and diluted net loss per share   $      (0.06)   $      (0.01)   $      (0.08)





                             See accompanying notes.

                                         HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                                           (a corporation in the development stage)

                                   Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                          Accumulated    Deficit Accum.
                                        Common Stock           Additional    Unearned        Other        During the
                                  -------------------------     Paid-in     Stock-Based  Comprehensive    Development
                                     Shares        Amount       Capital    Compensation      Loss            Stage         Total
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Issuance of common stock to
founder in exch. for equipment
& expenses incurred by founder      2,000,000   $     2,000   $    98,165   $      --     $      --      $      --      $   100,165
                                                                                                                        -----------

Net loss                                 --            --            --            --            --          (65,642)       (65,642)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2003        2,000,000         2,000        98,165          --            --          (65,642)        34,523

Company-related  expenses  paid
by founder                               --            --          39,187          --            --             --           39,187

Net loss                                 --            --            --            --            --         (192,476)      (192,476)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2004        2,000,000         2,000       137,352          --            --         (258,118)      (118,766)

Company-related  expenses  paid
by founder                               --            --          12,135          --            --             --           12,135

Exchange of previous  shares by
sole shareholder of HEC Iowa       (2,000,000)         --            --            --            --             --             --

Shares in Green Mt. Labs
acquired in reverse merger          1,006,000         1,006        (1,006)         --            --             --             --

Stock  split  of 3.8 to 1 prior
to the merger                       2,816,804         2,817        (2,817)         --            --             --             --

Issuance of common stock to
sole shareholder of HEC Iowa       16,297,200        14,297       (14,297)         --            --             --             --

Issuance of  restricted  common
stock to employees & directors        426,000           426       425,574      (275,332)         --             --          150,688

Issuance of common stock in
connection with the private
placement, net of expenses          3,948,500         3,949     3,590,940          --            --             --        3,594,989

Issuance of common stock in
connection with conversion of
debt                                  663,401           663       556,388          --            --             --          557,051

Consultants compensation
associated with stock options            --            --         133,333          --            --             --          133,333
                                                                                                                        -----------
                                                                                                                          4,329,310
                                                                                                                        -----------
Comprehensive Loss

   Foreign currency translation          --            --            --            --          (2,207)          --           (2,207)

   Net Loss                              --            --            --            --            --       (1,122,570)    (1,122,570)
                                                                                                                        -----------

Total Comprehensive Loss                 --            --            --            --            --             --       (1,124,777)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2005       25,157,905   $    25,158   $ 4,837,602   $  (275,332)  $    (2,207)   $(1,380,688)   $ 3,204,533
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
                      Consolidated Statements of Cash Flow


                                                                                         Year Ended          From Inception
                                                                                         December 31,        (May 19, 2003)
                                                                                --------------------------   to December 31,
                                                                                    2005             2004         2005
                                                                                -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                                        $(1,122,570)   $  (192,476)   $(1,380,688)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      17,936         15,923         39,818
   Compensation to directors and employees from restricted stock                    150,668           --          150,668
   Compensation to consultants from stock options                                   133,333           --          133,333
   Change in assets and liabilities:
      Accounts receivable                                                            (3,200)          --           (3,200)
      Related party receivable                                                      (26,257)          --          (26,257)
      Other receivable                                                               (3,695)          --           (3,695)
      Inventory                                                                    (103,967)       (82,673)      (206,091)
      Prepaid expenses                                                              (74,560)        (2,563)       (77,723)
      Accounts payable                                                              247,454         21,079        339,977
      Accrued expenses                                                               52,638         17,130         69,768
                                                                                -----------    -----------    -----------
         Net cash used in operating activities                                     (732,220)      (223,580)      (964,090)
                                                                                -----------    -----------    -----------
Cash Flows from Investing Activities
Purchases of property, plant, and equipment                                        (213,432)       (18,241)      (248,806)
Payments for construction in progress                                            (1,090,590)          --       (1,090,590)
                                                                                -----------    -----------    -----------
         Net cash used in investing activities                                   (1,304,022)       (18,241)    (1,339,396)
                                                                                -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from note payable, bank                                                    650,000           --          650,000
Proceeds from long-term debt                                                        780,000        216,772      1,072,052
Payment on note payable, bank                                                      (650,000)          --         (650,000)
Payments on long-term debt                                                          (10,000)        (5,000)       (15,000)
Issuance of common stock in private placement                                     3,948,500           --        3,948,500
Payments of expense in connection with private placement                           (353,611)          --         (353,611)
                                                                                -----------    -----------    -----------
         Net cash provided by financing activities                                4,364,889        211,772      4,651,941
                                                                                -----------    -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents                              2,328,647        (30,049)     2,348,455

Effect of Exchange Rates on Cash and Cash Equivalents                                (2,207)          --           (2,207)

Cash and Cash Equivalents - Beginning of Period                                      19,808         49,857           --
                                                                                -----------    -----------    -----------

Cash and Cash Equivalents - End of Period                                       $ 2,346,248    $    19,808    $ 2,346,248
                                                                                ===========    ===========    ===========

Supplemental Cash Flow Information
    Interest paid                                                               $    37,747    $       200    $    37,947

Supplemental Disclosure of Noncash Investing and Financing Activities
    Additional  paid-in  capital  contribution for expenses
      paid by founder                                                           $    12,135    $    39,187    $   103,636
    Issuance of common stock for equipment                                      $      --      $      --      $    47,851
    Issuance of common stock for conversion of debt                             $   557,051    $      --      $   557,051
    Acquisition of land and building through financing                          $   479,171    $      --      $   479,171
    Payables for construction in progress                                       $   232,208    $      --      $   232,208
    Receivable for state loan                                                   $   100,000    $      --      $   100,000

                             See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies
---------------------

Hydrogen Engine Center, Inc., formerly known as Green Mountain Labs, Inc. ("Green Mt. Labs"), is a Nevada corporation. Green Mt. Labs was a public-reporting shell company and, in connection with the Transactions described below, changed its name to Hydrogen Engine Center, Inc. (the "Company"). Also, as a result of the Transactions described below, the Company's operations are those of its wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation ("HEC Iowa"), and Hydrogen Engine (HEC) Center Canada Inc. ("HEC Canada").

HEC Iowa was incorporated on May 19, 2003 (inception date) for the ultimate purpose of commercializing internal combustion industrial engines. HEC Iowa's operations are located in Algona, Iowa.

HEC Canada was incorporated as a Canadian corporation on August 25, 2005 with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines. HEC Canada is located in Quebec, Canada and works with Universite Du Quebec a Trois-Rivieras.

Green Mt. Labs was originally organized to acquire and develop mining claims; however, these operations were discontinued in 1997.

Description of Business - A Corporation in the Development Stage
----------------------------------------------------------------

The Company is a manufacturer of engines and generators for use in the industrial and power generation markets. These engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. The engines and engine products are sold under the brand name Oxx Power TM. Through December 31, 2005, the Company remains in the development stage. This stage is characterized by minimal revenues with efforts focused on fund raising and significant expenditures for the design and development of the Company's products and manufacturing processes, and for the construction of the Company's new facilities.

The Company is in the process of establishing a distribution system to sell its products. It is anticipated that the distribution system will be comprised of eight US distributors and two Canadian distributors. Distributed generation systems requiring advanced technology are sold direct.

Merger and Private Placement (the "Transactions")
-------------------------------------------------

On August 30, 2005, Green Mt. Labs completed the acquisition of HEC Iowa. The acquisition was made pursuant to an agreement and plan of merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005 (the "Merger Agreement"). To accomplish the acquisition, Green Mt. Labs merged its newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. As part of the acquisition, Green Mt. Labs had completed a 3.8 share to 1 share stock split which increased outstanding shares of common stock from 1,006,000 to 3,822,804. Also under the terms of the Merger Agreement, the Company issued 16,297,200 shares of post-split common stock (representing 81% of the total outstanding shares immediately following the transaction) to Theodore G. Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa's outstanding capital stock (2,000,000 shares). As stated above, in connection with the Transactions, Green Mt. Labs changed it name to Hydrogen Engine Center, Inc.

The Transactions have been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by HEC Iowa for the net assets of Green Mt. Labs with no goodwill or other intangibles being recorded.

On October 11, 2005, the Company closed a private placement of the common stock. The Company sold 3,948,500 shares of common stock, $.001 par value, for a total of $3,948,500. Costs related to this offering amounted to $353,611. The Company sold the shares in a private transaction at $1.00 per share, and the Company relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company was unable to continue as a going concern and was therefore obligated to realize assets and discharge its liabilities other than in the normal course of operations.

Since inception, the Company has incurred substantial operating losses and expects to incur additional operating losses into the foreseeable future. The Company has financed operations since inception, primarily through equity and debt financings. At December 31, 2005, the Company has reported accumulated losses of $1,380,688 and has cash and cash equivalents available to fund future losses and developments of $2,346,248. The Company anticipates its expenses will significantly increase as it commences operations in its new manufacturing facility, including additional personnel, product development, inventory purchases, and additional construction costs. Based on current projections, existing capital will fund the Company's operations until June 2006. This timeframe may be shorter if events occur which negatively effect the Company's operations.

Sales of the Company's products through December 31, 2005 have amounted to $43,560 and consisted of customized engines and parts. The Company is in the process of completing Phase 1 of its manufacturing facility, and completion of this facility is needed before production begins. Currently, the facility is scheduled to be completed in April 2006; however, delays may occur. Even if the Company is able to manufacture its products, there are no assurances they will be accepted by the market place. Also, the Company estimates it may cost approximately $1 million per engine type to certify its engines to meet certain laws and regulations. Currently there are three engines the Company plans to certify.

As the Company continues to ramp up its operations, it has entered into significant commitments as described in Notes 3, 13, and 14. The Company has entered into several research and development arrangements with other organizations as described in Note 13. Each research and development agreement requires the Company to incur upfront costs prior to receiving reimbursements from the other organizations.

Continuing operations is dependent upon obtaining significant further financing. Although the Company plans to offer its common stock or debt securities for sale in 2006, there can be no assurance that the Company will successfully complete an offering or that these proceeds, if completed, would be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

Foreign Currency Translation
----------------------------

Results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates.

Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Other comprehensive income (loss). Net adjustments for the period ending December 31, 2005 are $2,207. There were no foreign currency translations at December 31, 2004.

Cash and Cash Equivalents
-------------------------

The Company considers highly-liquid investments with a original maturity of ninety days or less to be cash equivalents. The Company maintains its cash balances in three institutions. At times throughout the year, the Company's cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable are recorded at their estimated net realizable value. The Company plans to follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at December 31, 2005, the Company believes that such accounts will be collectible and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Inventories
-----------

Inventories consist mainly of parts, finished engines and gensets that are stated at the lower of cost (determined by the first-in, first-out method) or market value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method. Leasehold improvements are depreciated over the life of the lease (Note 6). Depreciation expense was $17,936 and $15,923 for the years ended December 31, 2005 and 2004, respectively, and $39,818 from inception (May 19, 2003) to December 31, 2005. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Long-Lived Assets
-----------------

The Company reviews property, plant, and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of income. The Company has not incurred any impairment losses.

Revenue Recognition
-------------------

Revenue from the sale of the Company's products is recognized at the time title and risk of ownership transfer to customers. This generally occurs upon shipment to the customer or when the customer picks up the goods.

Sales and Marketing Costs
-------------------------

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses for the years ended 2005 and 2004 were $114,473 and $7,101 respectively. There were a total of $121,574 in sales and marketing costs for the period from inception (May 19, 2003) to December 31, 2005. The Company expenses advertising costs as they are incurred.

Research and Development Costs
------------------------------

The Company's research and development expenses include payroll, employee benefits, stock-based compensation, and other costs associated with product development. The Company has determined that technological feasibility for the engines is reached shortly before the products are released to manufacturing. Research and development costs were $418,070 and $33,342 for the years ended December 31, 2005 and 2004 respectively, and $453,712 from inception (May 19,
2003) to December 31, 2005.

Income Taxes
------------

The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and net operating loss carryforwards.

Net Loss Per Share
------------------

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares since the effect is anti-dilutive.

The Company  assumed the effects of the  recapitalization,  described in Note 1,
were  effective  at  the  beginning  of  the  earliest   reporting  period  when
calculating weighted average shares outstanding.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The  carrying   amounts  reported  in  the  balance  sheet  for  cash  and  cash
equivalents,   accounts  receivable,   accounts  payable  and  accrued  expenses
approximate their fair value due to the short-term nature of these instruments.

Stock-Based Compensation
------------------------

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees, ("APB No. 25") and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

The Company accounts for options issued to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services. Therefore, the fair value of options issued to non-employees is recorded as an expense and periodically remeasured over the vesting terms.

The Company records restricted stock awards at the fair value at the date of grant and amortizes the expense over the vesting period as services are performed.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure.

                                                                     Period from
                                            Year Ended                Inception
                                            December 31,            (May 19, 2003)
                                     ----------------------------   to December 31
                                         2005            2004            2005
                                     ------------    ------------    ------------
Net loss, as reported                $ (1,122,570)   $   (192,476)   $ (1,380,688)

Deduct: stock-based employee
   compensation expense determined
   under fair value based method         (185,802)           --          (185,802)
                                     ------------    ------------    ------------

Pro forma net loss                   $ (1,308,372)   $   (192,476)   $ (1,566,490)
                                     ============    ============    ============

Weighted average number of  common
   shares outstanding                  19,154,753      16,297,200      17,387,071

Net loss per common share:
   Basic and diluted as reported     $       (.06)   $       (.01)   $       (.08)

Net loss per common share:
   Basic and diluted pro forma       $       (.07)   $       (.01)   $       (.09)


For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed.

The Company has determined, based on the Black-Scholes option pricing formula, the weighted average fair value of stock options granted at December 31, 2005 was $1.61 per share, using a risk-free interest rate of 3.89%, expected life of
9.7 years, zero expected dividends and estimated volatility of 189%. The volatility was estimated using the Company's stock price from September 2005 through January 2006.

In addition, the option valuation models require input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The pro forma net loss may not be representative of future disclosure since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Warrants
--------

As described in Note 11, the Company has granted warrants to certain finders in the private placement, entitling the finders to purchase 69,640 shares at $1.00 per share. Based on EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock, the sale of the warrants was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), Share-Based Payment. The Statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25 and SFAS 123. In April 2005, the Securities and Exchange Commission amended the compliance dates to allow small business issuers to implement SFAS 123(R) at the beginning of 2006. The Company plans to implement SFAS 123(R) in the first quarter of 2006.

In November 2004, the FASB issued SFAS 151, Inventory Costs. The Statement requires that abnormal amounts of idle facility expense, freight, handling costs, wasted materials and overhead expense be recognized as period costs. The primary basis of accounting for inventory is cost. This Statement standardizes the amount of idle facility expense that could be classified as inventory and requires these expenses be recognized as period costs. The Company plans to implement SFAS 151 in the first quarter of 2006.

Reclassifications
-----------------

Certain amounts in the Consolidated Statements of Operations for the year ended December 31, 2004 and period from inception (May 19, 2003) to December 31, 2005 have been reclassified to conform to classifications during the year ended December 31, 2005. These reclassifications had no effect on net loss as previously reported.

2.  INVENTORY

Inventory consists of the following at December 31, 2005 and 2004:

                                   December 31,        December 31,
                                       2005               2004
                                   ------------        ------------
                  Component parts   $  109,351         $   55,941
                  Work in process       12,302               --
                  Finished goods        84,438             46,183
                                   ------------        ------------

                           Total    $  206,091         $  102,124
                                   ============        ============

3.  CONSTRUCTION IN PROGRESS

The Company has entered into a contract for construction of a 30,000 square foot manufacturing facility. Costs incurred with change orders through March 30, 2006 total $1,530,310. At December 31, 2005, $1,090,590 had been paid, with an additional $232,208 in construction payable. The Company anticipates that there will be additional costs for a fire alarm system and an exhaust system in the approximate amount of $30,000. Phase II is planned to be an administrative building and the contract price for that phase is currently estimated to be approximately $700,000.

4.  NOTES PAYABLE, BANK

On December 19, 2005, the Company obtained a short-term note for $500,000 from a bank, of which $262,647 was used for the purchase of a building located adjacent to the manufacturing building site. The additional available funds are required to be used for building improvements. Borrowings on this short-term note mature December 16, 2006 and accrue interest at 5.89% with monthly interest payments until maturity. The building serves as collateral for this note.

In May 2005, the Company executed a note payable agreement with a bank for $650,000 as part of the application process for an Iowa Economic Development Grant. The note accrued interest at 4.2% through November 2005, at which time the balance became due. The Company paid the note in full in September 2005. A certificate of deposit held at the bank was collateral for this note.

5.  LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                           2005       2004
                                                                         --------   --------

Note payable to City of Algona.  See (a)                                 $200,000   $   --

Note payable to Algona Area Economic Development Corporation. See (b)     146,124       --

Note payable to Algona Area Economic Development Corporation.  See (c)     70,401       --

Notes payable to Iowa Department of Economic Development. See (d)         400,000       --

Convertible debt to stockholder and various other parties.  See (e)          --      287,052
                                                                         --------   --------
                                                                          816,525    287,052

Less amounts due within one year                                           24,984       --
                                                                         --------   --------

         Totals                                                          $791,541   $287,052
                                                                         ========   ========

Future maturities of long-term debt at December 31, 2005 are as follows:

                  Years ending December 31:

                          2007                                   $    23,590
                          2008                                        23,963
                          2009                                        24,375
                          2010                                       165,395
                          2011                                       200,330
                          Thereafter                                 353,888
                                                                 -----------
                               Total long-term debt              $   791,541
                                                                 ===========


         (a) The Company obtained $200,000 from the City of Algona in September 2005. The note requires quarterly payments of $5,000 starting January 1, 2006 with the final payment due October 1, 2015. There is no interest on this loan provided the Company creates and retains at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. The Company is and will accrue interest on this note until the terms of the note have been met. The loan is collateralized by land and building.

         (b) On June 27, 2005, the Company executed a note payable of $146,124 from the Algona Area Economic Development Corporation in exchange for land received to be used for the construction of the new facility. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon the Company achieving performance targets as follows:

         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created 50 new full-time equivalent jobs by June 1, 2010 and continuously retained those jobs in Algona, Iowa until June 1, 2015.
         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.
         o Balance of $10,824 due on June 1, 2015 without interest if paid by that date.
         o Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa as determined annually by Iowa Workforce Development.

         The Company is accruing interest on this note until the terms of the note have been met. The loan is secured by the real estate.

         (c) On December 16, 2005, the Company assumed a no interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500 in conjunction with the purchase of land and building as described in note 4. This note was recorded at the fair value of future payments using an interest rate of 10% which amounted to $70,401 resulting in a total purchase price of the land and building of $332,901. This note is secondary and subordinate to a short-term note held by a bank (Note 4). The note requires quarterly payments of $2,500 starting January 1, 2006 with the final payment due July 1, 2017. The Company plans to use this building for parts distribution and for distributed power generation manufacturing. The Company must maintain the building, provide adequate insurance and is responsible for the payment of property taxes.

         (d) On June 28,  2005,  the  Iowa  Department  of Economic  Development
         ("IDED") awarded the Company a Physical Infrastructure Assistance Program ("PIAP") grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. The Company received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, the Company must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. The Company is required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010 at 6% interest per annum with equal quarterly payments. IDED requires mid-year and end-of-year status reports to ensure compliance. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on its assets.

         Also on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account ("CEBA") forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. The Company received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if the Company has fulfilled at least 50% of its job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date, being due and payable immediately. If the Company has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on its assets.

         (e) Unsecured convertible long-term debt payable to a stockholder and various other parties required annual payments of interest at 6% and were payable after five (5) years. The note holders had the right to convert the initial loan value to Company stock at a price ranging from 80% to 100% of the share price paid by the outside investors. The note holders could have elected to be paid in full within thirty (30) days after the closing of the first outside round of equity funding. The notes totaled $17,280 from stockholder and $539,771 borrowings from others from inception (May 19, 2003) to August 31, 2005. These notes were all converted to 663,401 shares of common stock retroactive to September 1, 2005, thus satisfying the debt requirements. The Company paid interest to note holders on these notes through August 31, 2005.

6.  OPERATING LEASES

The Company leases a building which is used for production, storage and office space. The Company is responsible for insurance and repairs. This lease requires monthly rental payments of $600 and expires on May 30, 2006. At the option of the Company, the lease can be extended for two additional terms at $650 per month for the first year and $700 per month for the second year. Rent expense under this lease was $7,200 for the years ending December 31, 2005 and 2004, and $19,200 for the period from inception (May 19, 2003) to December 31, 2005, respectively. The Company has notified the lessor of its intent to extend the lease.

The following is a schedule of future non-cancelable lease obligations for the building:
                  Year ending December 31:

                          2007                $     7,550
                          2008                      8,150
                          2009                      3,500
                                              -----------
                                              $    19,200

The Company also leases storage sheds on a month-to-month lease for various amounts. Rent expense under this lease was $420 and $1,170 for the years ended December 31, 2005 and 2004 and $1,590 for the period from inception (May 19, 2003) to December 31, 2005, respectively.

7.  RELATED PARTY TRANSACTIONS

On December 31, 2005, the Company had receivables from employees in the amount of $19,257 resulting from advances for payroll taxes incurred from restricted stock awards. The Company also had a receivable of $7,000 for amount due from an officer. These amounts were reimbursed in full to the Company prior to March 31, 2006.

The Company issued stock in exchange for equipment and company-related expenses paid by the founder. The amount of stock issued for these expenses at December 31, 2005 and 2004 were $12,135 and $39,187, respectively, and $151,487 from inception (May 19, 2003) to December 31, 2005.

In 2004, the former employer of an officer and director of the Company loaned $100,000 to the Company under the terms of a convertible promissory note that was converted into 125,000 shares of stock as of September 1, 2005.

One of the members of the Company's Board of Directors is the manager of an engine parts distributor from which the Company purchased engine parts. Purchases from this company totaled $8,454 and $26,921 for the years ending December 31, 2005 and 2004, respectively and $46,370 for the period from inception (May 19, 2003) to December 31, 2005. The Company also has a payable of $943 at December 31, 2005 and has recorded sales in 2005 of $7,250 to this company. Another member of the Board of Directors was a senior partner in a parts distribution company prior to his employment with HEC. The Company has made purchases of $32,290 and $10,030 for the years ended December 31, 2005 and 2004, respectively and $73,791 for the period from inception (May 19, 2003) to December 31, 2005. As of December 31, 2005, $3,019 was payable to this parts company. The Company also purchased materials totaling $2,000 from a third board member during the year ended December 31, 2005.

8.  INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax asset and the related valuation allowance as of December 31, 2005 and 2004 are as follows:

                                                  2005           2004
                                               -----------    -----------
   Deferred tax assets:
    Net operating loss carryforward            $   480,000    $   100,000
    Other                                             --             --
                                               -----------    -----------
                                                   480,000        100,000
   Valuation allowance                            (480,000)      (100,000)
                                               -----------    -----------
   Net deferred tax asset recognized           $      --             --
                                               ===========    ===========

Due to the Company's operating loss and lack of operating experience, a valuation allowance was provided for the Company's net deferred tax assets at December 31, 2005 and 2004.

As of December 31, 2005, the Company has net operating loss and research and development carryforwards for federal and state income tax purposes of approximately $1,150,000, which will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The effective tax rate differs from the statutory rate of 34% primarily due to certain stock-based compensation and merger-related costs not being deductible for tax purposes and the increase in the deferred tax asset valuation allowance.

9.  PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

10.  COMMON STOCK

Prior to the merger of Green Mt. Labs with HEC Iowa, Green Mt. Labs amended its Articles of Incorporation to increase its authorized shares from 10,000,000 to 100,000,000 and effected a 3.8 to 1 stock split which increased outstanding shares of common stock from 1,006,000 shares to 3,822,804 shares.

In connection with the merger, Green Mt. Labs issued 16,297,200 shares to the sole shareholder of the HEC Iowa in exchange for all outstanding HEC Iowa stock.

On September 1, 2005, the Company issued 426,000 shares of restricted stock to directors and employees. 122,000 shares vested immediately, 86,000 shares vest September 1, 2006, 86,000 shares vest September 1, 2007, 66,000 shares vest September 1, 2008, and 66,000 shares vest September 1, 2009. All unvested shares of restricted stock are subject to a risk of forfeiture upon termination of the participant's service as a full-time consultant or employee prior to vesting.

During September 2005, the Company issued 3,948,500 shares in connection with a private offering.

Unsecured convertible long-term debt payable to a stockholder and various other parties totaling $557,051 was converted to 663,401 shares of common stock on November 15, 2005, thus satisfying the debt requirements.

At December 31, 2005, of the 25,157,905 outstanding shares, 23,559,405 are restricted.

11.  WARRANTS

In August 2005, the Company issued warrants to purchase up to a total of 69,640 shares, for services rendered in connection with the private offering of stock. These are warrants to purchase Company stock, for $1 per share for the first three years, and $1.50 for years four, and five. The warrants expire on the fifth anniversary date from issuance.

12.  STOCK-BASED COMPENSATION

The Company has an incentive stock-based compensation plan under which participants may be granted options to purchase shares of the Company's common stock or receive restricted stock. Restricted stock and options may be granted with respect to 2,000,000 shares. On September 1, 2005, grants were made under the plan for a total of 1,220,000 shares, and on December 14, 2005, an additional 60,000 shares were granted, leaving 720,000 shares available for future grants. Of the shares which were the subject of these grants, 426,000 were restricted stock, 474,000 were qualified incentive stock options ("ISOs") and 380,000 were non qualified stock options (`NSOs"). The shares of restricted stock vest as described above in Note 10. The ISOs that have been granted under the Company's plan vested immediately as 96,000 shares, and will vest as to 97,000 shares in 2006, as to 97,000 shares in 2007, as to 92,000 shares in 2008 and as to 92,000 shares in 2009 and expire ten years from the date of grant. The NSOs vested immediately as 100,000 shares, and will vest as to 80,000 shares in 2006, as to 60,000 shares in 2007, as to 60,000 shares in 2008 and as to 60,000 shares in 2009. NSOs as to 20,000 shares have been terminated. All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant.

The Company recorded stock-based compensation charges of $150,668 and $133,333 for restricted stock grants and stock option grants to non-employees for services performed, respectively, during the year ended December 31, 2005.

A summary of ISOs and NSOs granted to employees and consultants under the Company's incentive compensation plan at December 31, 2005 is presented below:


                                                                                          Weighted
                                                                                          Average
                                                                                       Exercise Price
                                                                   Option Shares         Per Share
                                                                   -------------       --------------
             Options granted September 1, 2005                         794,000             $ 1.00
             Options granted during the three months ended
               December 31, 2005                                        60,000             $ 5.88
                                                                     ---------

             Options outstanding December 31, 2005                     854,000             $ 1.34
                                                                     =========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

                                        Options Outstanding                              Options Exercisable
                               --------------------------------------                 -------------------------
                                          Weighted Average
                           Options            Remaining       Weighted Average      Shares         Weighted Average
   Exercise Price        Outstanding      Contractual Life     Exercise Price     Exercisable       Exercise Price
   --------------        -----------      ----------------     --------------     -----------      ----------------
       $1.00               794,000               9.7              $1.00              184,000             $1.00
       $5.88                60,000              10.0              $5.88               12,000             $5.88
                           --------                                                 --------
                           854,000               9.7              $1.34              196,000             $1.34
                           ========                                                 ========

13.  COMMITMENTS AND CONTINGENCIES

Engine Certification

The Company plans to begin the certification of the 4.9 liter engine in 2006. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. The Company anticipates the cost of the testing to be approximately $1,000,000 per engine. The Company expects to begin the certification process for the 7.5 liter engine and the 2.45 liter engine in late 2006 or 2007.

Although engine certification is necessary for the Company to sell engines to original equipment manufacturers, certification is not necessary for existing equipment applications.

Product Performance - Warranty
------------------------------

Estimated warranty costs and additional service actions will be accrued at the time an engine is sold to a distributor or end-user customer. Included in warranty cost accruals will be costs for basic warranty coverage on engines sold. The Company has not accrued warranty costs at December 31, 2005 because of the limited number of sales to date.

Component Parts Procurement
---------------------------

In November 2005, the Company issued purchase orders totaling approximately $1.4 million to an unrelated party for engine parts and mold and tooling fees. The Company agreed to take shipments of parts over the next twelve months. Once parts meet Company specifications, delivery requirements begin. At December 31, 2005, the Company had taken its first shipment. The invoice totaled approximately $34,000. The Company paid $82,450 to this same vendor for mold fees, some of which are anticipated to be refunded as purchasing quantities are reached.

The Company is dependent on this vendor for delivery of parts for its 4.9 liter new engine program. Delivery of final products may not be realized until June or July 2006 or later, thus delaying sales of new 4.9 liter engines to its distributor network.

Equipment Procurement Agreements
--------------------------------

On December 20, 2005, the Company entered into a purchase agreement for a compressed air system. The total cost of the purchase agreement is $51,096. The agreement calls for twenty-four monthly payments of $2,129.

On December 9, 2005, the Company issued purchase orders for network computer equipment totaling $72,561. A down payment of $56,850 was given to the vendor for price protection. The installation is an ongoing process where total expenditures are anticipated to be approximately $130,000.

Software, Maintenance and Service Agreements
--------------------------------------------

On December 23, 2005, the Company entered into an agreement with a software company for the purchase of accounting, manufacturing and customer resource management software. The agreement includes employee training services and software support. The cost of the software is $47,430 and the cost of annual software support is anticipated to be $18,000. The cost of the software and support services was paid in March 2006. It is anticipated training cost will be approximately $30,000. The Company anticipates the software implementation will be phased in over a six-month period of time. Implementation began in February 2006. The Company plans to submit for reimbursement of training expenses under the Industrial New Jobs Training Program awarded August 23, 2005. The total amount of the training award available is $160,000.

Consortium Agreement
--------------------

On May 1, 2005, the Company entered into consortium agreement with a company to work on a project in Canada. The project requires HEC Canada to provide a 5kW, 10kW, and 50kW generator sets at various times through the third quarter of 2007. HEC Canada is also required to provide technical assistance throughout the project. The total cost of the project is anticipated to be $319,243 ($372,078 Canadian currency ("CN")) of which the Company expects to be reimbursed $159,621 ($186,039 CN). On February 22, 2006, HEC Canada received an advance in the amount of $49,764 ($58,000 CN) against the first delivery milestone.

Research and Development Agreement
----------------------------------

On November 29, 2005, the Company entered into a research and development agreement with the University of Quebec in which the University will provide HEC Iowa with an Engine Controller Design which will be used in the production of hydrogen engines and generator sets. The agreement took effect on October 1, 2005 and ended March 2, 2006. The total cost of the project was $94,380 ($110,000 CN). The agreement calls for installments according to the following schedule:

         o    $28,314 ($33,000 CN) upon the Agreements execution;
         o    on December 15, 2005, $28,314 ($33,000 CN);
         o and $37,752 ($44,000 CN) upon the completion of the project and delivery of the final report and prototypes of the controller.

At December 31, 2005, $56,628 ($66,000 CN) had been paid to the University of Quebec for shared research and development expenses.

14.  SUBSEQUENT EVENTS

Participation Agreement
-----------------------

The Company entered into a participation agreement with a television group to complete certain marketing activities for the Company, and the Company must complete participant questionnaires and provide editing assistance activities. As a participant, the Company is required to pay a licensing fee of $28,700. The licensing fee was paid in February 2006. Film production is anticipated to begin sometime during April 2006.

Consulting and Training Agreement
---------------------------------

On February 27, 2006, the Company entered into an agreement with a consulting company for an ISO 9000 training and implementation package. The cost of this package is $18,570 with 40% payable in advance, 40% payable prior to the consultant's second onsite visit and 20% payable ten days after the completion of the ISO 9000 registration audit. Implementation is scheduled to begin March 29, 2006. The Company plans to submit for reimbursement of training expenses under the Industrial New Jobs Training Program awarded August 23, 2005. The total amount of the training award available is $160,000.

Contract Award
--------------

On March 17, 2006, HEC Canada was awarded a contract from Natural Resources Canada to provide a "4+1" generator set which will be fueled by hydrogen. The total contract price is $153,582 ($179,000 Canadian currency). The contract calls for payments to HEC of $102,960 ($120,000 CN) upon delivery of project specifications, and $33,462 ($39,000 CN) upon the delivery of the 4 + 1, and training of local maintenance personnel, and $17,160 ($20,000 CN) upon installation of 4 + 1. HEC will guarantee this purchase for one year of operation or 6,000 hours, whichever comes first. During the first year of operation, HEC will pay all repair costs involving personnel and parts sent to the customer's site.

Public Relations Agreement
--------------------------

On March 15, 2006, the Company entered into an agreement with a firm to provide public relations and strategic communication services as the Company's national public relations agency of record. The agreement calls for a per month base retainer of $5,000. Any hours worked above $5,000 per month are billed at the firm's standard hourly rates. Either party may cancel this agreement with sixty days written notice.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On  October  12,  2005,  we  dismissed  Green  Mt.  Labs'   independent
accountants, HJ & Associates, LLC and retained LWBJ, LLP of West Des Moines, Iowa, as our independent accountants.

         HJ & Associates' audit report to Green Mt. Labs' financial statements for the years ended December 31, 2004 and 2003 includes a modification expressing substantial doubt as to Green Mt. Labs' ability to continue as a going concern, due to recent losses from operations, has a deficit in working capital and a stockholders' deficit. The report contains no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle for either of the past two years. The decision to dismiss HJ & Associates, LLC was related solely to the change in control of Green Mt. Labs as reported in the Company's Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2005, as revised and filed on September 7, 2005. The Company's Board of Directors participated in and approved the decision to change independent accountants.

         In connection with its audit for the 2003 and 2004 fiscal years and during interim periods until the date of dismissal, there have been no disagreements with HJ & Associates, LLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of HJ & Associates, LLC, would have caused them to make reference thereto in their report on the financial statements. There have been no reportable events (as defined in regulation S-B Item 304 (a)(1)(iv)).

         The Board of Directors voted to engage LWBJ, LLP on October 11, 2005 to audit its financial statements for the year ended December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

         Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process, has not been formalized we believe that the controls and procedures in place during the fourth quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC's rules for the preparation of this report.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors, executive officers and key employees of our operating groups at the time of filing are as follows:

   Name                          Age    Position with the Company                              Held Since
   ----                          ---    -------------------------                              ----------
   Theodore G. Hollinger          64    Director, President, Chairman of the Board             August 30, 2005
   Rick L. Kremer                 50    Director                                               August 30, 2005
   Michael A. Schiltz             44    Director, Secretary, Vice President of Operations      August 30, 2005
   Thomas Trimble                 64    Director                                               August 30, 2005
   Tapan K. Bose                  67    Director and President of HEC Canada                   August 30, 2005
   Eugene V. Cordell              63    Director or Military & Government Contracts            September 1, 2005
   Sandra M. Batt                 53    Chief Financial Officer                                December 5, 2005
   Robert J. Mendlesky            60    Director of Engineering                                January 2, 2006
   Joe E. Lewis                   48    Vice President for Engine Sales                        February 6, 2006

         Our entire board of directors is acting as the audit committee for the company. Our board of directors does not currently have an audit committee financial expert. We are in the process of recruiting new board members and hope to identify one or more candidates that would qualify as a financial expert.

         Forms 3, filed on behalf of Mr. Hollinger, Mr. Schiltz and Bose, were amended to include information inadvertently omitted from the initial filing. The Form 3 filed on behalf of Ms. Batt was filed late.

         The company has not, to date, adopted a code of ethics because its efforts have been focused upon the commencement of its operations. The Company expects to do so during fiscal year 2006.

         Theodore G. Hollinger, age 64. Ted Hollinger started his career in 1964 at Fairchild Semiconductor as a digital integrated circuit designer. In 1969, he joined the design team at Advanced Micro Devices where he also designed integrated circuits. In 1973 he joined Amdahl Computer to head their computer memory system design effort. In 1975, Mr. Hollinger retired and served as a consultant on integrated circuit design and processing to Lockheed Missiles and Space and Linkabit Corp. In 1978, he joined Siliconix as applications manager for all integrated circuits and in 1979, he became the Chief VMOS Engineer.

         Mr. Hollinger founded Advanced Power Technology ("APT"), a power semiconductor company in Bend, Oregon in 1984. Mr. Hollinger holds several key power device patents now assigned to APT. In 1988, he founded Advanced Power Controls - ONSITE as a subsidiary of Pacific Power & Light. In 1991, he moved the company to Tennessee and incorporated it under the name APC-ONSITE. Over the course of his career, Mr. Hollinger has been granted more that a dozen patents. Mr. Hollinger joined Ecostar in November of 2000 as the Director of Power Conversion Engineering, and from 2001 to 2002, he was Vice President of power conversion at Ballard Power Systems. In 2003, Mr. Hollinger founded HEC Iowa and presently serves as its President and Chief Technical Officer.

         Rick L. Kremer, age 50. Mr. Kremer began selling and installing electrical equipment in 1975 and subsequently founded two businesses, State Line Agri, Inc. and State Line Equipment, Inc. He is currently President of State Line Agri, a production hog facility. State Line Equipment, which was sold in 2001, was a manufacturer and seller of agricultural equipment. In March 2001, Mr. Kremer became President of Stateline Power Corp., an Ohio-based manufacturer and distributor of standby electric generators. Mr. Kremer attended Stark Technical College in Canton, Ohio and Northeast Technical College in Lima, Ohio. Mr. Kremer, under a verbal agreement began consulting for HEC in March 2006.

         Michael A. Schiltz age 44. Mr. Schiltz was a senior partner with The Merrill Company / Arnold Motor Supply until October 2005, initially as a certified machinist from 1983 to 2001. In 2002, he became the division manager of the cylinder head division and was the division manager of the engine components division since 2004. Mr. Schiltz joined the Company as Vice President of Operations in October of 2005.

         Thomas Trimble, age 64. Mr. Trimble has worked in the industrial engine business for 43 years while serving in various positions such as parts and service manager, sales manager and operations general manager. For the past 42 years, he has been with Engine Center for North Coast Ford Industrial and served as a Vice President for the past 7 years. Mr. Trimble holds an Associates Degree in Business Administration from Wayne State University.

         Tapan K. Bose, age 67. Mr. Bose received his Ph.D. in physics from the University of Louvain, Belgium and his postdoctoral studies at the University of Brown. Mr. Bose is a past director of the Hydrogen Research Institute and is President of the Canadian Hydrogen Association. Currently, he is a member of the Hydrogen Technical Advisory Group of Natural Resources Canada and past member of the Board of Directors of the National Hydrogen Association in the United States. Professor Bose is author and co-author of more than 140 publications, 4 books and 14 patents.

         Eugene V. Cordell, age 63. Mr. Cordell joined the company in September 2005, working with government and military contracts. He graduated from Oregon State University in 1965 with Bsci in Economics. He then served as a Captain in the USMC where he was a pilot (Huey helicopter gunships and OV-10 Bronco observation aircraft) and served in Vietnam in 1968-69. He later served in the Army National Guard as a pilot, State Training Officer and Intelligence Officer. Mr. Cordell has done considerable contract work for the military and for military suppliers. He was the co-founder of Recon Technology a venture backed company in Bend, Oregon.

         Sandra M. Batt, age 53. Ms. Batt joined the Company on December 5, 2005 as its Chief Financial Officer. Prior to that time, she served as Chief Financial Officer for Golden Grain Energy in Mason City, Iowa from September 2004 to December 2005. She graduated from Briar Cliff University with a B.A. in accounting. From 1998 to 2003, Ms. Batt was employed as finance director at Sbemco International, Inc. She is a certified public accountant.

         Robert J. Mendlesky, age 60. Mr. Mendlesky, joined the Company in January 2006 as Director of Engineering. Until January 1, 2006 he was employed as Program Engineer for Aftermarket Engineering & Remanufacturing Operations for Ford Motor Company. Mr. Mendlesky has been employed by Ford Motor Company in various capacities since 1994, including the following positions with Ford Power Products Division: Senior Special Project Coordinator; Manager - Engineering Sales Coordination; Engineering Manager; New Product Programs Manager; Applications Engineering Manager; and Senior Product Design Engineer. Mr. Mendlesky earned a B.A. in Business Administration from Marian College in Fond du Lac, Wisconsin, and an Associate Degree in Engine Technology from Moraine Park Technical College.

         Joe E. Lewis, age 48. Mr. Lewis joined the Company in February of 2006 as Vice President of Engine Sales. Prior to his employment with the company he was the Sales Manager for Performance Product Technologies in Stillwater, Oklahoma from 2004 to 2006. Mr. Lewis served as a training officer in the US Navy's Sea Cadet Corp's from 2000 to 2004. From 1997, through 2004, he was the owner and manager of CJ Worldwide Export, Inc. in Ft. Lauderdale, Florida. Mr. Lewis' education includes an associate's degree from McFadder College, US Naval Officer Leadership Training, John Deere Dealership Training, Marine Power EFI School, Volvo Penta Dealership Training and was a U.S. Coast Guard Captain.

ITEM 10. EXECUTIVE COMPENSATION.

         Prior to the acquisition of HEC Iowa, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We did not pay any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                   Long-term Compensation
                                                                                        Awards            Payouts
                                                                                            Securities
                                                                                            underlying
                                                                               Restricted    options/       LTIP       All
     Name & Principal Position        Year    Salary(1)   Bonus      Other        Stock        SARs        Payout     Other
                (a)                    (b)       (c)       (d)        (e)        (f)(2)         (g)         (h)        (i)
Theodore G. Hollinger,
   President                          2005     $81,667      --     $53,000(3)  $170,000(3)        --          --         --
Michael A. Schiltz, Secretary
   and Vice President
   of  Operations                     2005      18,115      --      12,000(4)    24,000(4)      84,000        --         --
Tapan K. Bose, President and
   Director of  HEC Canada            2005      35,654      --      10,000(5)    10,000(5)     180,000        --         --

                  (1) Effective as of September 1, 2005, Theodore G. Hollinger has been paid an annualized salary of $125,000 as President of the Company; Michael A. Schiltz has been paid an annualized salary of $90,000 as Vice President of Operations and Tapan Bose has been paid an annualized salary of $100,000 as Director of our Canadian operations.
                  (2) As of December 31, 2005, 206,000 shares of restricted stock had been issued to the above individuals, valued at $204,000, based on the stock price in the Private Offering. There was no reported closing price for the date of grant, September 1, 2005. Although the Company does not expect to pay any dividends in the foreseeable future, these shares would be eligible to receive any such dividend.
                  (3) 50,000 of these shares of restricted stock vested on September 1, 2005. The remaining shares will vest as to 45,000 shares on September 1, 2006; 45,000 shares on September 1, 2007; 40,000 shares on September 1, 2008; and 40,000 shares on September 1, 2009. The amount in column (e) also includes 3,000 shares initially issued to Dana Hollinger, Mr. Hollinger's deceased wife.
                  (4) 12,000 of these shares of restricted stock vested on September 1, 2005. The remaining shares will vest as to 6,000 shares on September 1, 2006; 6,000 shares on September 1, 2007; 6,000 shares on September 1, 2008; and 6,000 shares on September 1, 2009.
                  (5) 10,000 of these shares of restricted stock vested on September 1, 2005. The remaining shares will vest as to 5,000 shares on September 1, 2006; and 5,000 shares on September 1, 2007

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]

                             Percent of Total
                               Options/SARs
                           Number of Securities        Granted to
                           Underlying Options/        Employees in           Exercise or
          Name                 SARs Granted           Fiscal Year         Base Price ($/Sh)       Expiration Date
          (a)                      (b)                    (c)                    (d)                    (e)
Michael A. Schiltz             84,000(1,3)               9.84%                  $1.00                 August 31, 2015
Tapan K. Bose                  180,000(2,3)              21.08%                 $1.00                 August 31, 2015

                  (1) These options became exercisable as to 18,000 shares on September 1, 2005; become exercisable as to 19,000 shares on September 1, 2006; as to 19,000 shares on September 1, 2007; as to 14,000 shares on September 1, 2008; and as to 14,000 shares on September 1, 2009.
                  (2) These options became exercisable as 20% of the shares underlying the options on September 1, 2005. The remaining options vest on September 1, 2006 as to 20% and 20% per year thereafter on September 1 of each year until fully vested.
                  (3) These options have an exercise price of $1 per share, based on the share price in the Private Offering.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                                                                                  Number of securities remaining
                              Number of Securities to       Weighted-average       available for future issuance
                              be issued upon exercise      exercise price of      under equity compensation plans
                              of outstanding options,     outstanding options,    (excluding securities reflected
                                warrants and rights       warrants and rights             in column (a))
       Plan Category                    (a)                       (b)                           (c)

Equity compensation plans
approved by security
holders                                  --                        --                           --
Equity compensation plans
not approved by security
holders                              923,400(1)                  $1.32                       720,000(2)
     Total                           923,400(1)                  $1.32                       720,000

                  (1)Includes 474,000 incentive stock options and 380,000 nonqualified stock options issued under the Company's Incentive
         Compensation Plan and warrants to certain finders in the Private Offering, entitling the finders to purchase 69,640 shares. Does not include 426,000 shares of restricted stock issued under the Company's Incentive Compensation Plan, 304,000 of which remain subject to forfeiture.
                  (2)This amount equals the number of shares remaining to be issued under the Company's Incentive Compensation Plan, which plan will be presented to shareholders for approval at the annual meeting.

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company and for all executive officers and directors of the company.

                                  Name and Address of               Amount and Nature of           Percent
      Title of Class                Beneficial Owner                Beneficial Ownership           of Class

          Common             Theodore G. Hollinger                         16,541,801(1)            65.75%
                             602 East Fair Street
                             Algona, IA 50511

          Common             Michael A. Schiltz                                72,750(2)               *
                             602 East Fair Street
                             Algona, IA 50511

          Common             Rick L. Kremer                                   120,000(3)               *
                             9159 State Route 118
                             P.O. Box 248 Ansonia, OH 45303

          Common             Thomas  Trimble                                   20,000(4)               *
                             2341 Hilton Road
                             Ferndale, MI 58220-1593

          Common             Tapan K. Bose                                     80,465(5)               *
                             3965 DeChateauford
                             Trois-Rivieres, Quebec
                             Canada G8Y 2A8

          Common             Officers and Directors as a                   16,834,016               66.77%
                             Group(6)
  *  = less than 1%

                  (1) Mr. Hollinger received 16,297,200 shares of the Company's common stock as a result of its acquisition on August 30, 2005 of Hydrogen Engine Center, Inc., an Iowa corporation. Immediately prior to the acquisition, Mr. Hollinger was the sole shareholder of the Iowa corporation and these shares were issued in exchange for his shares in the Iowa corporation.
                  Mr. Hollinger received 20,000 shares of restricted stock on September 1, 2005 under the Company's Incentive Compensation Plan for his services as a Director. This award vests immediately as to 10,000 shares; on September 1, 2006 as to 5,000 shares; and on September 1, 2007, as to 5,000 shares.
                  Mr. Hollinger received 200,000 shares of restricted stock on September 1, 2005 under the Company's Incentive Compensation Plan for services as an employee. This award vests 20% immediately and 20% per year thereafter until fully vested.
                  Mr. Hollinger received 3,000 shares of stock which were reserved by the Board of Directors to be granted to his wife, Dana Hollinger, under the Company's Incentive Compensation Plan for services as an employee. Mrs. Hollinger is now deceased and these shares have been issued directly to Mr. Hollinger as her heir.
                  Mr. Hollinger received 21,601 shares of stock on September 1, 2005, upon conversion of a promissory note dated September 15, 2003 and issued to Mr. Hollinger in exchange for a loan of $17,280 to the company. Under the terms of the promissory note, these shares were issued at a conversion price of $0.80 per share.
                  (2) Includes currently exercisable options to purchase 18,000 shares for $1.00 per share under the Company's Incentive Compensation Plan.
                  (3) Includes 90,000 shares of restricted stock that are subject to forfeiture under the Company's Incentive Compensation Plan.
                  (4) Includes 10,000 shares of restricted stock that are subject to forfeiture under the Company's Incentive Compensation Plan.

                  (5) Includes 10,000 shares of restricted stock that are subject to forfeiture under the Company's Incentive Compensation Plan and currently exercisable options to purchase 36,000 shares for $1.00 per share under the Company's Incentive Compensation Plan.
                  (6) These amounts represent shares beneficially owned by Mr. Hollinger, Mr. Schiltz, Mr. Kremer, Mr. Trimble, and Mr. Bose, including the options and restricted shares as described above.

            Except as described above, the security ownership of each of the above beneficial owners is also the owner of record for the like number of shares.

            There are currently no arrangements that would result in a change in our control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered into an agreement dated July 11, 2003 with The Merrill Company dba as Arnold Motor Supply, Inc. ("AMS") This agreement was executed by Michael A. Schiltz on behalf of AMS. Mr. Schiltz became a Director of the Company in January 2005 and became an employee of the Company as of September 1, 2005. The AMS agreement will expire in July 2006. Under this agreement, we have purchased engine parts and related supplies from AMS, and AMS has rebuilt engines for us, for an aggregate compensation to AMS of $73,791 from commencement of our operations through December 31, 2005. We anticipate purchases of approximately $500,000 from AMS in 2006.

         In 2004, Mr. Schiltz was a senior partner with The Merrill Company when Merrill loaned $100,000 to the company under the terms of a convertible promissory note that was converted into 125,000 shares of stock as of September 1, 2005. Mr. Schiltz is an officer and director of the Company.

         Thomas Trimble is Vice President and General Manager for the Engine Center in Ferndale, MI. The Company and the Engine Center entered into a Cooperation Agreement dated May 30, 2003 under which Engine Center supplies various engine components to the Company. The agreement is a "preferred source" and "preferred customer" arrangement. From the commencement of our operations through December 31, 2005, we have paid an aggregate of $46,370 to the Engine Center. We believe that all products and services are paid for under normal business practices and under the customary prices charged by the Engine Center to its other customers. Mr. Trimble is a Director of the Company.

ITEM 13.   EXHIBITS.

Exhibit No.       Description
-----------       -----------

2.2               Revised and Amended  Agreement and Plan of Merger with  Hydrogen  Engine  Center,  Inc. and Green
                  Mt.  Acquisitions,  Inc.  (Incorporated  by reference to the  preliminary  information  statement filed with the SEC on July 12, 2005).
3.1               Certificate of Incorporation  (Previously  filed as an Exhibit to the Form 10-SB filed January 8,
                  2004)
3.2               Bylaws (Previously filed as an Exhibit to the Form 10-SB filed January 8, 2004)
3.3               Certificate  of Amendment  to Articles of  Incorporation  (Previously  filed as an Exhibit to the
                  Form 10-QSB filed 11-21-2005)
3.4               Amendment to Bylaws (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
4.1               Instrument defining rights of stockholders (See Exhibits No. 3.1-3.4)
10.1              Iowa Department of Economic  Development  Enterprise Zone Program Agreement  (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)

Exhibit No.       Description
-----------       -----------
10.2              Iowa Department of Economic  Development PIAP Loan Agreement  (Previously  filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.3              Iowa Department of Economic  Development CEBA Loan Agreement  (Previously  filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.4              Construction Agreement (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.5              Lease (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.6              Loan  Agreement  - City of  Algona  (Previously  filed as an  Exhibit  to the Form  10-QSB  filed
                  11-21-2005)
10.7              Loan Agreement Algona Area Economic  Development  Corporation  (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.8              Jobs Training Agreement (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.9              Consortium Agreement (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
10.10             Agreement  with  Universite  Du Quebec a  Trois-Rivieres  (Previously  filed as an Exhibit to the
                  Form 10-QSB  filed  11-21-2005)  10.11  Mortgage to Iowa State Bank dated 12-16-2005.
10.12             Purchase Contract with Department of Natural Resources Canada dated March 17, 2006
10.13             Mortgage to Algona Area Economic Development Corporation
31.1              Certification  pursuant to Item 601 of Regulation S-B, as adopted  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.
31.2              Certification  pursuant to Item 601 of Regulation S-B, as adopted  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.
32.1              Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.
32.2              Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

         On October 12, 2005, the Company appointed LWBJ, LLP of West Des Moines, Iowa, as the Company's auditors following the dismissal of HJ & Associates, LLC. Fees billed by LWBJ, LLP and fees incurred, for professional services are estimated to be $120,000 for the year ended December 31, 2005 and $32,100 for the year ended December 31, 2004, including fees associated with the annual audit and review of the Company's September 30, 2005 quarterly report on Form 10-QSB. Fees for these services are billed as incurred and recorded by the Company as invoices are received.


Audit-Related Fees
------------------

         Fees for audit-related services totaled $0 for the year ended December 31, 2005. Audit-related fees incurred for the year ended December 31, 2004 were $0.

Tax Fees
--------

         No fees were billed by LWBJ, LLP for tax services.

All other Fees
--------------

         No fees were billed by HJ & Associates or LWBJ, LLP, for professional services rendered during the fiscal years ended December 31, 2005 and December 31, 2004 other than those specified above.

         The  entire  Board  of  Directors,   acting  as  the  Audit  Committee,
pre-approves audit engagement terms prior to the commencement of any audit work.

         All services  described  above were  approved by the Board of Directors
acting  as  the  Audit   Committee   pursuant  to  SEC   Regulation   S-X,  Rule
2-01(c)(7)(i).

Notes about Forward-looking Statements

         Statements contained in this current report which are not historical facts, including some statements regarding the effects of the merger, acceptance of the company's products, levels of competition for the company, new products and technological changes, the company's dependence on third-party suppliers, and other risks detailed elsewhere in this report, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER., INC.

Date:  March 31, 2006               By  /s/ THEODORE G. HOLLINGER
                                        ----------------------------------------
                                        Theodore G. Hollinger
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 31, 2006               By  /s/ THEODORE G. HOLLINGER
                                        ----------------------------------------
                                        Director


Date:  March 31, 2006                   /s/ MIKE SCHILTZ
                                        ----------------------------------------
                                        Mike Schiltz
                                        Director


Date:  March 31, 2006                   /s/ TOM TRIMBLE
                                        ----------------------------------------
                                        Tom Trimble
                                        Director