Form 10QSB
period 2006-03-31
HYDROGEN ENGINE CENTER, INC.
filed 2006-05-19
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________.

                        Commission File Number: 000-50542


                          HYDROGEN ENGINE CENTER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                             82-0497807
(State or other jurisdiction                               (IRS Employer
of incorporation)                                        Identification No.)

                    602 East Fair Street, Algona, Iowa 50511
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (515) 295-3178

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,162,905 shares of Common Stock, par value $.001 outstanding at April 21, 2006.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . .       3

     Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. . . . . . . . .       3

     Consolidated Statements of Operations for the Three Months Ended
     March 31, 2006 and 2005 and the period from inception (May 19, 2003)
     through March 31, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

     Consolidated Statements of Stockholders' Equity (Deficit) for the period
     from inception (May 19, 2003) through March 31, 2006. . . . . . . . . . . . . . . . . .       6

     Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2006 and 2005 and the period from inception (May 19, 2003)
     through March 31, 2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .      10

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

Item 3.  Quantitative and Qualitative Disclosure About Market Risk . . . . . . . . . . . . .      32

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . .      44

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .      45

Notes About Forward-looking Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .      45

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .      46


ITEM 1.  FINANCIAL INFORMATION


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                           Consolidated Balance Sheets


                                            March 31,           December 31,
ASSETS                                        2006                 2005
                                           ----------           ----------
                                           (Unaudited)

Current Assets
   Cash and cash equivalents               $  969,506           $2,346,248
   Accounts receivable                         82,102                3,200
   Related party receivable                      --                 26,257
   Other receivables                             --                103,695
   Inventories                                384,353              206,091
   Prepaid expenses                           166,108               77,723
                                           ----------           ----------
     Total current assets                   1,602,069            2,763,214

Property, Plant and Equipment
   Land                                       196,124              196,124
   Building                                   282,901              282,901
   Equipment                                  452,998              280,780
   Leasehold improvements                      17,156               16,023
   Construction in progress                 1,606,417            1,322,798
                                           ----------           ----------
                                            2,555,596            2,098,626
   Less accumulated depreciation               58,395               39,818
                                           ----------           ----------
     Net property and equipment             2,497,201            2,058,808
                                           ----------           ----------

     Total Assets                          $4,099,270           $4,822,022
                                           ==========           ==========







                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                           Consolidated Balance Sheets


                                                                      March 31,           December 31,
LIABILITIES AND EQUITY                                                  2006                 2005
                                                                     ----------           ----------
                                                                     (Unaudited)

Current Liabilities
    Current portion long-term debt                                    $    48,967         $    24,984
    Note payable, bank                                                    262,647             262,647
    Accounts payable                                                      349,014             236,341
    Accrued expenses                                                       92,904              69,768
    Construction payable                                                   22,649             232,208
    Deferred revenue                                                       51,408                --
                                                                      -----------         -----------
     Total current liabilities                                            827,589             825,948

Long-term debt, net of current maturities                                 805,334             791,541

Commitments and Contingencies

Stockholders' Equity
   Preferred  stock, $0.001 par  value; 10,000,000 shares
     authorized, none issued                                                 --                  --
   Common stock,  $0.001 par value;  100,000,000 shares authorized,
     25,162,905 shares issued and outstanding                              25,163              25,158
   Additional paid-in capital                                           5,443,461           4,837,602
   Unearned stock-based compensation                                     (700,914)           (275,332)
   Accumulated other comprehensive income - foreign currency               (2,218)             (2,207)
   Deficit accumulated during the development stage                    (2,299,145)         (1,380,688)
                                                                      -----------         -----------
     Total stockholders' equity                                         2,466,347           3,204,533
                                                                      -----------         -----------

     Total Liabilities and Stockholders' Equity                       $ 4,099,270         $ 4,822,022
                                                                      ===========         ===========


                             See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                      Consolidated Statements of Operations
                                   (Unaudited)




                                            Three months ended            From
                                                 March 31,              Inception
                                       ----------------------------   May 19, 2003)
                                           2006            2005     to March 31, 2006
                                       ------------    ------------    ------------

Sales                                  $     28,590    $     12,000    $     72,150


Cost of Sales                                15,676           4,761          39,220
                                       ------------    ------------    ------------

Gross Profit                                 12,914           7,239          32,930
                                       ------------    ------------    ------------

Operating Expenses
   Sales and marketing                      240,288            --           361,862
   General and administrative               607,969          39,550       1,411,472
   Research and development                  83,652           9,713         537,364
                                       ------------    ------------    ------------

                                            931,909          49,263       2,310,698
                                       ------------    ------------    ------------

Operating Loss                             (918,995)        (42,024)     (2,277,768)

Other Income (Expense)
   Interest income                           13,498            --            45,521
   Interest expense                         (12,960)         (4,566)        (66,898)
                                       ------------    ------------    ------------
                                                538          (4,566)        (21,377)
                                       ------------    ------------    ------------

Net Loss                               $   (918,457)   $    (46,590)   $ (2,299,145)
                                       ============    ============    ============


Weighted-average shares outstanding      24,858,905      16,297,200
                                       ============    ============


Basic and diluted net loss per share   $      (0.04)   $      (0.00)
                                       ============    ============

                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                                                                                             Deficit
                                                                                              Accumulated     Accum.
                                           Common       Common      Additional    Unearned    Other Com-   During the
                                            Stock        Stock       Paid-in     Stock-Based   prehensive  Development
                                           Shares       Amount       Capital    Compensation      Loss       Stage         Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Issuance of common stock to founder in
exch. for equip. & expenses incurred        2,000,000  $     2,000  $    98,165  $      --    $      --    $      --    $   100,165

Net loss                                         --           --           --           --           --        (65,642)     (65,642)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at December 31, 2003                2,000,000        2,000       98,165         --           --        (65,642)      34,523

Company-related expenses paid by
founder                                          --           --         39,187         --           --           --         39,187

Net loss
                                                 --           --           --           --           --       (192,476)    (192,476)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2004                2,000,000        2,000      137,352         --           --       (258,118)    (118,766)

Company-related expenses paid by
founder                                          --           --         12,135         --           --           --         12,135

Exchange of previous shares by sole
shareholder of HEC Iowa                    (2,000,000)        --           --           --           --           --           --

Shares in Green Mt.  Labs  acquired  in
reverse merger                              1,006,000        1,006       (1,006)        --           --           --           --

Stock split of 3.8 to 1 prior to the        2,816,804        2,817       (2,817)        --           --           --           --


Issuance of common stock to sole
shareholder of HEC Iowa                    16,297,200       14,297      (14,297)        --           --           --           --

Issuance of restricted common stock to
employees & directors                         426,000          426      425,574     (275,332)        --           --        150,668

Issuance of common stock in  connection
with  the  private  placement,  net  of
expenses                                    3,948,500        3,949    3,590,940         --           --           --      3,594,889

Issuance of common stock in  connection
with conversion of debt
                                              663,401          663      556,388         --           --           --        557,051

Consultants compensation associated
with stock options
                                                 --           --        133,333         --           --           --        133,333
                                                                                                                        -----------
                                                                                                                          4.329,310
                                                                                                                        -----------
Comprehensive Loss

  Foreign currency translation
                                                 --           --           --           --         (2,207)        --         (2,207)

  Net loss                                       --           --           --           --           --     (1,122,570)  (1,122,570)
                                                                                                                         ----------

Total comprehensive loss                                                                                                 (1,124,777)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at December 31, 2005               25,157,905       25,158    4,837,602     (275,332)      (2,207)   (1,380,688)  3,204,533


                                  - Continued -


                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   -Continued-
                                                                                                           Deficit
                                                                                           Accumulated      Accum.
                                           Common       Common     Additional    Unearned     Other       During the
                                            Stock       Stock       Paid-in    Stock-Based Comprehensive Development
                                           Shares      Amount       Capital   Compensation    Loss          Stage         Total
                                        -----------  ----------- -----------  -----------  -----------   -----------   -----------


Balance at December 31, 2005             25,157,905  $    25,158 $ 4,837,602  $  (275,332) $    (2,207)  $(1,380,688)  $ 3,204,533

Compensation expense related to stock
options since inception
                                               --           --       579,197     (579,197)        --            --            --

Compensation  associated  with issuance
of  restricted  stock to employees  and
directors                                      --           --          --         21,500         --            --          21,500

Employee compensation associated with
stock options
                                               --           --          --        132,115         --            --         132,115

Consultant compensation associated
with stock options
                                               --           --        21,667         --           --            --          21,667
Issuance of stock related to option
exercises                                     5,000            5       4,995         --           --            --           5,000

                                               --           --          --           --           --            --       3,394,815
Comprehensive Loss

  Foreign currency translation                 --           --          --           --            (11)         --             (11)


  Net loss                                     --           --          --           --           --        (918,457)     (918,457)
                                                                                                                        ----------
Total comprehensive loss                                                                                                  (918,468)
                                        -----------  ----------- -----------  -----------  -----------   -----------    -----------

Balance at March 31, 2006 (Unaudited)    25,162,905  $    25,163 $ 5,443,461  $  (700,914)      (2,218)   (2,299,145)   $2,466,347
                                        ===========  ===========  ===========  ===========  ===========   ===========   ============



                                                        See accompanying notes.



                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                               Three months
                                                             ended March 31,       From Inception
                                                        --------------------------  (May 19, 2003)
                                                           2006          2005      to March 31, 2006
                                                        -----------    -----------    -----------
Cash Flows from Operating Activities
  Net loss                                              $  (918,457)   $   (46,590)   $(2,299,145)

  Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation                                              18,577          4,182         58,395
   Compensation to directors and employees from
   restricted stock                                          21,500           --          172,168
   Compensation to directors and employees from stock
   options                                                  132,115           --          132,115
   Compensation to consultants from stock options            21,667           --          155,000
   Change in assets and liabilities:
     Accounts receivable                                    (78,902)          --          (82,102)
     Related party receivables                               26,257           --             --
     Other receivables                                        3,695           --             --
     Inventories                                           (178,262)        (8,114)      (384,353)
     Prepaid expenses                                       (88,385)          --         (166,108)
     Accounts payable                                       112,673          6,468        452,650
     Accrued expenses                                        23,136          4,484         92,904
     Deferred revenue                                        51,408           --           51,408
                                                        -----------    -----------    -----------
      Net cash used in operating activities                (852,978)       (39,570)    (1,817,068)

Cash Flows from Investing Activities
  Purchases of property, plant and equipment               (131,997)          --         (380,803)
  Payments for construction in process                     (483,431)          --       (1,574,021)
                                                        -----------    -----------    -----------
      Net cash used in investing activities                (615,428)          --       (1,954,824)

Cash Flows from Financing Activities
  Proceeds from note payable, bank                             --             --          650,000
  Payments on note payable, bank                               --             --         (650,000)
  Proceeds from long-term debt                              100,000         30,000      1,172,052
  Payments on long-term debt                                (13,325)          --          (28,325)
  Proceeds from exercise of stock options                     5,000           --            5,000
  Issuance of common stock in private placement                --             --        3,948,500
  Payments of expense in connection with private               --             --         (353,611)
  placement
                                                        -----------    -----------    -----------
      Net cash provided by financing activities              91,675         30,000      4,743,616
                                                        -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents     (1,376,731)        (9,570)       971,724

Effect of Exchange Rates on Cash and Cash Equivalents           (11)          --           (2,218)

Cash and Cash Equivalents - Beginning of Period           2,346,248         19,808           --
                                                        -----------    -----------    -----------

Cash and Cash Equivalents - End of Period               $   969,506    $    10,238    $   969,506
                                                        ===========    ===========    ===========



                                  - Continued -


                             See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   -Continued-


                                               Three months ended March 31,     From Inception
                                             ---------------------------------  (May 19, 2003)
                                                  2006               2005     to March 31, 2006
                                             ----------------   --------------   ------------


Supplemental Cash Flow Information
   Interest paid                             $          6,835   $        4,566   $     44,782
                                             ================   ==============   ============



Supplemental Disclosure of Non-cash
 Investing and Financing Activities

   Additional paid-in capital contribution
     for expenses paid by founder            $           --     $        5,263   $    103,636
                                             ================   ==============   ============

   Issuance of common stock for equipment    $           --     $         --     $     47,851
                                             ================   ==============   ============

   Issuance of common stock for conversion
     of debt                                 $           --     $         --     $    557,051
                                             ================   ==============   ============

   Acquisition of property, plant and
     equipment through financing             $         51,101   $         --     $    530,272
                                             ================   ==============   ============

   Payables for construction in progress     $         22,649   $         --     $    254,857
                                             ================   ==============   ============

   Receivable for state loan                 $           --     $         --     $    100,000
                                             ================   ==============   ============

                             See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
                   Notes to Consolidated Financial Statements
                                 March 31, 2006


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies
---------------------

Hydrogen Engine Center, Inc., formerly known as Green Mountain Labs, Inc. ("Green Mt. Labs"), is a Nevada corporation. Green Mt. Labs was a public-reporting shell company and, in connection with the Transactions described below, changed its name to Hydrogen Engine Center, Inc. (the "Company"). Also, as a result of the Transactions described below, the Company's operations are those of its wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation ("HEC Iowa"), and Hydrogen Engine Center (HEC) Canada Inc. ("HEC Canada").

HEC Iowa was incorporated on May 19, 2003 ("inception date") for the ultimate purpose of commercializing internal combustion industrial engines. HEC Iowa's operations are located in Algona, Iowa.

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines. HEC Canada is located in Quebec, Canada and works with Universite Du Quebec a Trois-Rivieras.

Green Mt. Labs was originally organized to acquire and develop mining claims; however, these operations were discontinued in 1997.

Description of Business - A Corporation in the Development Stage
----------------------------------------------------------------

The Company is a manufacturer of engines and generators for use in the industrial and power generation markets. These engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. The engines and engine products are sold under the brand name Oxx Power TM. Through March 31, 2006, the Company remains in the development stage. This stage is characterized by minimal revenues with efforts focused on fund raising and significant expenditures for the design and development of the Company's products and manufacturing processes, and for the construction of the Company's new facilities.

The Company has established a distribution system to sell its products. The distribution system for the Company's engines is comprised of eight US distributors and two Canadian distributors. Distributed generation systems are sold direct.

Merger and Private Placement (the "Transactions")
-------------------------------------------------

On August 30, 2005, Green Mt. Labs completed the acquisition of HEC Iowa. The acquisition was made pursuant to an agreement and plan of merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005 (the "Merger Agreement"). To accomplish the acquisition, Green Mt. Labs merged its newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. As part of the acquisition, Green Mt. Labs completed a 3.8 share to 1 share stock split which increased outstanding shares of common stock from 1,006,000 to 3,822,804. Also under the terms of the Merger Agreement, the Company issued 16,297,200 shares of post-split common stock (representing 81% of the total outstanding shares immediately following the transaction) to Theodore G. Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa's outstanding capital stock (2,000,000 shares). As stated above, in connection with the Transactions, Green Mt. Labs changed it name to Hydrogen Engine Center, Inc.

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if the Company was unable to continue as a going concern and was therefore obligated to realize assets and discharge its liabilities other than in the normal course of operations.

Since inception, the Company has incurred substantial operating losses and expects to incur additional operating losses into the foreseeable future. The Company has financed operations since inception, primarily through equity and debt financings. At March 31, 2006, the Company has reported accumulated losses of $2,299,145 and has cash and cash equivalents available to fund future losses and developments of $969,506. The Company anticipates its expenses will significantly increase as it commences operations in its new manufacturing facility, including additional personnel, product development, inventory purchases, and additional construction costs. Based on current projections, existing capital will fund the Company's operations through June 2006. This timeframe may be shorter if events occur which negatively effect the Company's operations.


Continuing operations is dependent upon obtaining significant further financing. Although the Company plans to offer its common stock or debt securities for sale in 2006, there can be no assurance that the Company will successfully complete an offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

Sales of the Company's products through March 31, 2006 have amounted to $72,150 and consisted of customized engines and parts. The Company is in the process of completing Phase 1 of its manufacturing facility. Completion of this facility is needed before production begins. The manufacturing facility is substantially complete; however, the Company expects that the dyno room will not be complete until June 2006. Even if the Company is able to manufacture its products, there are no assurances they will be accepted by the market place. Also, the Company estimates it may cost approximately $1 million per engine type to certify its engines to meet certain laws and regulations. Currently, there are three engines the Company plans to certify.

As the Company continues to ramp up its operations, it has entered into significant commitments as described in Notes 3 and 13. The Company has entered into several research and development arrangements with other organizations. Each research and development agreement requires the Company to incur upfront costs prior to receiving reimbursements from the other organizations.

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

Accounts Receivable
-------------------

Accounts receivable are recorded at their estimated net realizable value. The Company plans to follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at March 31, 2006 and

December 31, 2005, the Company believes that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Inventories
-----------

Inventories consist mainly of parts, finished engines and gensets that are stated at the lower of cost (determined by the first-in, first-out method) or market value.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method. Leasehold improvements are depreciated over the life of the lease (Note 6). Depreciation expense was $18,577 and $4,182 for the three months ended March 31, 2006 and 2005, respectively, and $58,395 from inception (May 19, 2003) to March 31, 2006. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Long-Lived Assets
-----------------

The Company reviews its property, plant, and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of income. The Company has not incurred any impairment losses.

Revenue Recognition
-------------------

Revenue from the sale of the Company's products is recognized at the time title and risk of ownership transfer to customers. This generally occurs upon shipment to the customer or when the customer picks up the goods.

Sales and Marketing Costs
-------------------------

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Sales and marketing expenses for the three months ended March 31, 2006 were $240,288. There were no sales and marketing expenses for the three months ended March 31, 2005. There has been a total of $361,862 in sales and marketing costs for the period from inception (May 19, 2003) to March 31, 2006. The Company expenses advertising costs as they are incurred.

Research and Development Costs
------------------------------

The Company's research and development expenses include payroll, employee benefits, stock-based compensation, and other costs associated with product development. The Company has determined that technological feasibility for the engines is reached shortly before the products are released to manufacturing. Research and development costs were $83,652 and $9,713 for the three months ended March 31, 2006 and 2005, respectively, and $537,364 from inception (May 19, 2003) to March 31, 2006.

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

Net Loss Per Share
------------------

The Company computes net loss per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98").

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares since the effect is anti-dilutive.

The Company  assumed the effects of the  recapitalization,  described in Note 1,
were  effective  at  the  beginning  of  the  earliest   reporting  period  when
calculating weighted-average shares outstanding.

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

Stock-Based Compensation
------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R). As prescribed in SFAS No. 123(R), "Share-Based Payment," the Company elected to use the "modified prospective method." The modified prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board {"APB") Opinion ("APB No.25"), Accounting for Stock Issued to Employees, and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in the prior year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. The Company utilized the Black-Scholes option pricing model to estimate the fair value of options.

The Company has determined, based on the Black-Scholes option pricing formula, the weighted-average fair value of stock options granted at March 31, 2006 was $5.24 per share, using a risk-free interest rate of 4.37% - 4.55%, expected life of 5.5 years, 1.5% forfeiture rate, zero expected dividends and estimated volatility of 112%.

The volatility calculation of 112 % is based on the 365-day average volatility of a representative sample of eight (8) comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $1.5 billion ("Representative Sample"), in addition to the Company's actual history over an eight-month period. Because the Company has only a short trading history, the Company has been required to estimate the potential volatility of its common stock price. The Company has referred to the 365-day volatility of the Representative Sample because management believes that the volatility of these companies, along with the Company's history, is a reasonable benchmark to use in estimating the expected volatility for the Company's common stock.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company has elected to follow APB No. 25 and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

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

The Company records restricted stock awards at the fair value as of the date of grant and amortizes the expense over the vesting period as services are performed.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure.

                                                        Period from Inception
                                                          (May 19, 2003) to
                                                            March 31, 2006

             Net loss, as reported                            $  (2,299,145)

             Deduct: stock-based employee
                compensation expense determined
                under fair value based method                      (185,802)
                                                              --------------

             Pro forma net loss                               $  (2,484,947)
                                                              ==============

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed.

See Note 12 for further discussion of stock-based compensation.

Warrants
--------

As described in Note 11, the Company has granted warrants to certain finders in the private placement, entitling the finders to purchase 69,640 shares at $1.00 per share. Based on EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the sale of the warrants was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS 151, "Inventory Costs." The Statement requires that abnormal amounts of idle facility expense, freight, handling costs, wasted materials and overhead expense be recognized as period costs. The primary basis of accounting for inventory is cost. This Statement standardizes the amount of idle facility expense that could be classified as inventory and requires these expenses be recognized as period costs. The Company has implemented SFAS 151 as of January 1, 2006. There was no effect on the financial statements.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

                                          March 31,    December 31,
                                            2006           2005
                                        ------------   ------------

                      Component parts   $    285,899   $    109,351
                      Work in process         20,984         12,302
                      Finished goods          77,470         84,438
                                        ------------   ------------

                               Total    $    384,353   $    206,091
                                        ============   ============

3. CONSTRUCTION IN PROGRESS

The Company has incurred construction costs related to construction of a 30,000 square foot manufacturing facility of $1,495,832 at March 31, 2006, $1,473,184 of which had been paid, with an additional $22,648 in construction payable. The Company had also incurred costs of $110,585 at March 31, 2006 for construction improvements on another 30,000 square foot distribution/power generator facility located adjacent to the manufacturing facility.

At May 15, 2006 the Company had incurred additional costs of $5,434 for the manufacturing building and $202,780 for the distribution/power generator building. The Company anticipates there will be approximately $30,000 in additional costs for a fire alarm system and an exhaust system in the dyno room of the manufacturing facility. The Company also estimates additional costs of approximately $250,000 for improvements on the distribution/power generator facility.

4. NOTES PAYABLE, BANK

On December 19, 2005, the Company obtained a short-term note for $500,000 from a bank, of which $262,647 was used for the purchase of a building located adjacent to the manufacturing building site. As of May 17, the Company had received addition proceeds from this note in the amount of $190,314. The balance on this note on May 15, 2006 is $452,961. The additional available funds are required to be used for building improvements. Borrowings on this short-term note mature December 16, 2006 and accrue interest at 5.89% with monthly interest payments until maturity. The building serves as collateral for this note.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           March 31,     December 31,
                                                                             2006           2005
                                                                         ------------   ------------

Note payable to City of Algona.  See (a)                                 $    190,000   $    200,000


Note payable to Algona Area Economic Development Corporation. See (b)         146,124        146,124

Note payable to Algona Area Economic Development Corporation.  See (c)         67,076         70,401


Notes payable to Iowa Department of Economic Development. See (d)             400,000        400,000

Note payable to finance company. See (e)                                       51,101           --
                                                                         ------------   ------------

                                                                              854,301        816,525

Less amounts due within one year                                               48,967         24,984
                                                                         ------------   ------------

         Totals                                                          $    805,334   $    791,541
                                                                         ============   ============

Future maturities of long-term debt at March 31, 2006 are as follows:

                  2007                                  $      49,314
                  2008                                         24,171
                  2009                                         24,595
                  2010                                        165,639
                  2011                                        200,593
                  Thereafter                                  341,022
                                                        -------------
                              Total long-term debt      $     805,334
                                                        =============

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

         (c) On December 16, 2005, the Company assumed a no interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500 in conjunction with the purchase of land and building as described in note 4. This note was recorded at the fair value of future payments using an interest rate of 10% which amounted to $70,401, resulting in a total purchase price of the land and building of $332,901. This note is secondary and subordinate to a short-term note held by a bank (Note 4). The note requires quarterly payments of $2,500 starting January 1, 2006 with the final payment due July 1, 2017. The Company plans to use this building for parts distribution and for distributed power generation manufacturing. The Company must maintain the building, provide adequate insurance and is responsible for the payment of property taxes.

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

         (e) On March 20, 2006, the Company acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note.

6. OPERATING LEASES

The Company leases a building which is used for production, storage and office space. The Company is responsible for insurance and repairs. This lease requires monthly rental payments of $600 and expires on May 30, 2006. The Company has extended this lease for an additional year. The lease will require monthly payments of $650 per month from June 1, 2006 through May 31, 2007. The Company has the option to extend the lease an additional year to May 31, 2008 for $700 per month. Rent expense under this lease was $1,800 for the three months ending March 31, 2006 and 2005, and $21,000 for the period from inception (May 19, 2003) to March 31, 2006, respectively.

The following is a schedule of future non-cancelable lease obligations for the building at March 31:

                          2007                     $     7,700
                          2008                           8,300
                          2009                           1,400
                                                   -----------
                                                   $    17,400

7. RELATED PARTY TRANSACTIONS

One of the members of the Company's Board of Directors is the manager of an engine parts distributor from which the Company purchases engine parts. Purchases from this company totaled $17,685 and $4,589 for the three months ending March 31, 2006 and 2005, respectively and $53,319 for the period from inception (May 19, 2003) to March 31, 2006. The Company also has a payable of $10,736 from this company at March 31, 2006.

Another member of the Board of Directors was a senior partner in a parts distribution company prior to his employment with HEC. The Company has made purchases from this company of $19,394 and $2,715 for the three months ended March 31, 2006 and 2005, respectively and $93,185 for the period from inception (May 19, 2003) to March 31, 2006. As of March 31, 2006 $80,205 was payable to this parts company.

8. INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax asset and the related valuation allowance as of March 31, 2006 and December 31, 2005 are as follows:

                                                    March 31,    December 31,
                                                      2006           2005
                                                -------------    -------------

           Deferred tax assets:
              Net operating loss carryforward   $     840,000    $     480,000
              Other                                      --               --
                                                -------------    -------------
                                                      840,000          480,000
           Valuation allowance                       (840,000)        (480,000)
                                                -------------    -------------
           Net deferred tax asset recognized    $        --      $        --
                                                =============    =============


Due to the Company's operating loss and lack of operating experience, a valuation allowance was provided for the Company's net deferred tax assets at March 31, 2006 and December 31, 2005.

As of March 31, 2006, the Company has net operating loss and research and development carryforwards for federal and state income tax purposes of approximately $2,050,000, which will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code.

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

At March 31, 2006, of the 25,162,905 outstanding shares, 23,559,405 are restricted.

11. WARRANTS

In August 2005, the Company issued warrants to purchase up to a total of 69,640 shares, for services rendered in connection with the private offering of stock. These are warrants to purchase Company stock, for $1 per share for the first three years, and $1.50 for years four and five. The warrants expire on the fifth anniversary date from issuance.

12. STOCK-BASED COMPENSATION

The Company has an incentive stock-based compensation plan under which participants may be granted options to purchase shares of the Company's common stock or receive restricted stock. Restricted stock and options may be granted with respect to 2,000,000 shares. During the three months ended March 31, 2006 the Company awarded grants for 121,000 shares. At March 31, 2006 the total grants made under the plan totaled 1,381,000 shares leaving 619,000 shares available for future grants. Of the shares which were the subject of these grants, 426,000 were restricted stock, 595,000 were qualified incentive stock options ("ISOs") and 360,000 were non qualified stock options ("NSOs"). The shares of restricted stock vest as described above in Note 10. The ISOs that have been granted under the Company's plan vested immediately as 106,000 shares, and will vest as to 97,000 shares in 2006, as to 124,750 shares in 2007, as to 119,750 shares in 2008 and as to 119,750 shares in 2009 and 27,750 shares in 2010 and expire ten years from the date of grant. The NSOs vested immediately as 100,000 shares, and will vest as to 80,000 shares in 2006, as to 60,000 shares in 2007, as to 60,000 shares in 2008 and as to 60,000 shares in 2009. NSOs as to 20,000 shares have been terminated. All options were granted at exercise prices that either equaled or exceeded fair market value at the respective dates of grant.

Total non-cash stock compensation expense for the three months ended March 31, 2006 was $175,282, which consisted of $132,115 of incentive stock options, $21,667 of non-qualified stock options and $21,500 of restricted stock expense recognized under SFAS 123(R).

A summary of ISOs and NSOs granted to employees and consultants under the Company's incentive compensation plan at March 31, 2006 and December 31, 2005 is presented below:

                                                                   Weighted
                                                                   Average
                                                                Exercise Price
                                                  Option Shares   Per Share
                                                  ------------- ---------------
Options granted September 1, 2005                    794,000    $    1.00
Options granted during the three months ended
December 31, 2005                                     60,000    $    5.88
                                                  ----------
Options outstanding December 31, 2005                854,000    $    1.34
                                                  ----------
Options granted during the three months ended
March 31, 2006                                       121,000    $    6.32
Exercised                                             (5,000)   $    1.00
Cancelled or forfeited                               (20,000)   $    1.00
                                                  ----------
Options outstanding March 31, 2006                   950,000    $    1.46
                                                  ==========

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2006:

                             Options Outstanding                        Options Exercisable
          ----------------------------------------------------    -----------------------------
                                    Weighted
                                    -Average      Weighted-
                                    Remaining      Average                          Weighted-
       Exercise     Options        Contractual     Exercise           Shares         Average
         Price    Outstanding          Life          Price          Exercisable   Exercise Price
      ----------  -----------      -----------    -----------      ------------   --------------
      $     1.00      769,000          9.4        $      1.00           199,000   $    1.00
      $     5.38       71,000          9.8        $      5.38              --     $    5.38
      $     5.88       60,000          9.7        $      5.88            12,000   $    5.88
      $     7.65       50,000          9.9        $      7.65            10,000   $    7.65
                  -----------                                       -----------
                      950,000          9.5        $      1.46           221,000   $    2.79
                  ===========                                       ===========


13. COMMITMENTS AND CONTINGENCIES

Engine Certification
--------------------

The Company plans to begin the certification of the 4.9 liter engine in second quarter 2006. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. The Company anticipates the cost of the testing to be approximately $1,000,000 per engine. The Company expects to begin the certification process for the 7.5 liter engine and the 2.45 liter engine in late 2006 or 2007.

Although engine certification is necessary for the Company to sell engines to original equipment manufacturers, certification is not necessary for existing equipment applications.

Product Performance - Warranty
------------------------------

Estimated warranty costs and additional service actions will be accrued at the time an engine is sold to a distributor or end-user customer. Included in warranty cost accruals will be costs for basic warranty coverage on engines sold. The Company has not accrued warranty costs at March 31, 2006 and December 31, 2005 because of its limited history and the limited number of sales to date.

Component Parts Procurement
---------------------------

In November 2005, the Company issued purchase orders totaling approximately $1.7 million to an unrelated party for engine parts and mold and tooling fees. The Company agreed to take shipments of parts over the next twelve months. As of May 15, 2006, the majority of the component parts appear to have met Company specifications, and the Company anticipates deliveries to begin in July or August 2006. The Company is dependent on this vendor for delivery of parts for its 4.9 liter new engine program. Delivery of final products may be delayed, thus delaying sales of new 4.9 liter engines to its distributor network.

14. SUBSEQUENT EVENTS

On April 4, 2006, the Company secured a $600,000 short-term note from a bank. The note matures on April 4, 2007 and bears interest at the rate of 6%. Principal and interest on the note are due April 4, 2007. The loan is secured by real estate.

On May 15, 2006, the Company executed a statement of intent acknowledging its commitment to provide $120,000 in funding over a three-year period to support research by Propulsion Sciences Co. relating to the use of ammonia emulsions in diesel fuels.

>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

            Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of March 31, 2006, we had an accumulated deficit of approximately $2.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            We have financed our operations  since inception  primarily  through equity and debt financings and loans from our officers, directors and stockholders. Continuing our operations is dependent upon obtaining further financing in June 2006. Although we intend to either register securities of the Company to be offered for sale or enter into another private placement, there can be no assurance that we will successfully complete this registration and offering or that the proceeds of either offering if completed, would be sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

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

         We also commenced a private placement of up to four million shares of our common stock at the offering price of $1.00 per share, which offering was closed as of October 11, 2005 (the "Private Offering"). We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 15.69% of the 25,162,905 issued and outstanding shares of common stock of the Company as of April 21, 2006. The shares were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

         The accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, and from inception (May 19, 2003) to March 31, 2006, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offering.

Overview

         As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. ("HEC Canada"). HEC Iowa is a development stage company engaged in design, manufacture and distribution of flex-fuel internal combustion engines for the industrial and power generation markets. The engines run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol interchangeably or, with the addition of a fuel reformer, on biodiesel ("flex-fuels"). The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. HEC Iowa expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions.

         The Company has funded its operations from inception through March 31, 2006 through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the Private Offering, and convertible loans in the amount of $662,401.

Results of Operations

         Historical information prior to the Merger is that of HEC Iowa.

         Because we are still developing our flex-fuel internal combustion engines and related products, and just completed our manufacturing facility during first quarter 2006, we have not realized significant revenues to date.

During the quarter ended March 31, 2006 we realized $28,590 from the sale of four 4.9L gasoline remanufactured engines and one 6.8 L hydrogen engine. During the quarter ended March 31, 2005, we realized $12,000 from the sale of one hydrogen generator. Management believes that we may begin to realize increased sales revenues by the third quarter of 2006, subject to timely receipt of parts ordered from suppliers.

         We are continuing our efforts toward commencement of full operations. We expect to reach full production of our 4.9 L engines during third quarter 2006. The manufacturing portion of our new building was completed during first quarter 2006. The dynamometer room is substantially complete, but has not yet been approved for use by the Iowa State Fire Marshall. We expect to have that approval by the end of second quarter 2006. We continue the process of hiring new personnel and purchasing the inventory of parts we need to manufacture engines in our new building.

         Sales and marketing expense for the quarters ended 2006 and 2005 were $240,288 and $0 respectively. We expect this number to increase significantly during 2006 as we pursue national and international sales opportunities.

         General and administrative expenses increased $568,419 from $39,550 for the quarter ended March 31, 2005 to $607,969 for the quarter ended March 31, 2006. Management expects similar or greater increases for the year ending December 31, 2006 in general and administrative expenses due to the anticipated hiring of additional personnel, purchase of inventory, costs related to the new facility and other efforts related to the commencement and expansion of our operations.

         Costs related to research and development increased $73,939 from $9,713 for the quarter ended March 31, 2005 to $83,652 for the quarter ended March 31, 2006. We have incurred $537,364 in costs related to research and development since inception. Management expects research and development costs to continue to increase during the remainder of 2006.

         We recorded a net loss of $918,457 for the quarter ended March 31, 2006 compared to a net loss of $46,590 for the quarter ended March 31, 2005. We recorded a net loss of $2,299,145 from inception (May 19, 2003) through March 31, 2006. We expect to continue to operate at a net loss until such time as we can complete development of our initial engines and begin to realize a substantial increase in sales.

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

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources
-------------------------------------

         From inception through March 31, 2006, we have used $1,817,068 in cash in our operating activities and $1,954,824 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the Private Offering and convertible loans in the amount of $662,401. We also received $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund and $862,647 from bank financing. We incurred expenses in connection with the merger of $353,611. Our aggregated net loss from inception through March 31, 2006 was $2,299,145. Our cumulative net loss has resulted principally from expenditures related to research and development, as well as the commencement of operations.

         We have available credit with Iowa State Bank, secured by a mortgage on Lot 1 of Snap-on Industrial Park in Algona, and represented by a promissory note in the maximum amount of $500,000. As of March 31, 2006, $262,647 has been drawn on the note. The note carries interest at the annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available.

         As of March 31, 2006, we had available credit with Farmers State Bank in Algona, Iowa, to be secured by a mortgage on Lot 2 of Snap-on Industrial Park in Algona, and represented by a promissory note in the maximum amount of $600,000 at an annual adjustable rate of 6.00%. The Company drew on this credit and executed a $600,000 promissory note on April 4, 2006. Principal and interest on the note are due April 4, 2007.

         At March 31, 2006, we had cash on hand of $969,506, and $2,346,248 at December 31, 2005.

         Inventories increased from $206,091 at December 31, 2005 to $384,353 at March 31, 2006 due to the purchase of engines and parts.

         Our accounts payable increased from $236,341 at December 31, 2005 to $349,014 on March 31, 2006 primarily because of inventory and supply costs associated with the start up.

         We had accrued expenses of $92,904 at March 31, 2006 compared to $69,768 at December 31, 2005.

         At  March  31,  2006,  we  had  current   assets  of   $1,602,069   and
stockholders' equity of $2,466,347, compared to current assets of $2,763,214 and total a stockholders' equity of $3,204,533 at December 31, 2005.

Plan of Operation
-----------------

         We anticipate that our expenses will continue to increase significantly as we work toward full operations, including additional personnel, product development, inventory purchases, and construction costs. Accordingly, management believes that current cash on hand will only be sufficient to satisfy our cash requirements through June 2006. We will likely be required to raise significant amounts of additional capital resources during the next quarter of 2006. We anticipate that a significant increase in sales of our products could commence during the third quarter of 2006, subject to timely receipt of parts ordered from suppliers and timely completion of our new facilities, which may add to cash reserves. Additional cash will be needed to sustain operations, or if management determines to accelerate the expansion of our operations. We intend to seek additional funds through private or public sources and/or the sale of securities. We anticipate offering shares of our Common Stock or debt securities under a registered offering or a private placement during fiscal year 2006. There is no assurance that we will be able to raise the necessary capital from such an offering, that funds will be available from any other source, or, that even if they are available, that they will be available on terms that will be acceptable to us.

         We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are totally dependent upon debt and equity funding.

         In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements and for construction of our manufacturing facilities, but there can be no assurance that we will be able to continue to do so.

         We anticipate that we can produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility and expect to be at full capacity during third quarter 2006. Initial contact with our distributor network has given us indications that we may not have the capacity to meet their demands. We anticipate that if we are successful in obtaining funds through private or public sources, we plan to explore the expansion of our present facilities. An expansion will be necessary to provide needed space for the assembly of our 7.5L engines and our 2.45L engines. We anticipate the cost for an expansion of our production facilities, including equipment, to be approximately $2.5 million. We also expect during the next 24 months to add administrative facilities for an approximate cost of $1.5 million, an expansion of our generator building for an approximate cost of $500,000, and possibly a research facility for an approximate cost of $1.6 million. We anticipate our capital expenditures for 2006 will be approximately $6.2 million, subject to sufficient capital from anticipated financing.

         The Validated for form and fit and durability of the 4.9L engine will commence during second quarter 2006. We anticipate testing the durability of our engines by running them on a dynamometer for a minimum of three hundred hours before they are offered to our distributors for sale into the industrial engine market. Durability testing will be ongoing from this point until a minimum of 3000 hours are achieved. Typically, durability testing would be considered a success, once the stated production warranty hours are surpassed. We anticipate the warranty on our 4.9L engines will be 3 years or 3,000 hours, whichever comes first.

         Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines are not subject to these requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the second quarter of 2006. It will cost approximately $1,000,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $5.7 million (including $1.6 million in expenditures for additional facilities) in 2006, subject to sufficient capital from anticipated financing.

         We are presently dependent on one vendor to supply a majority of the components for our 4.9L engine. We are in the process of lining up second and third sources for these components. We have issued blanket purchase orders totaling approximately $1.7 million to this vendor for engine parts, and mold and tooling fees. We anticipate that we will purchase approximately $3 million in component parts from this vendor in 2006. We expect product flow and production of the new 4.9L engines to begin during third quarter, however,delivery of final products could be delayed, thus delaying sales of new
4.9 liter engines to our distributor network and delaying our ability to generate revenue.

         We are expanding our search for vendors who can manufacture component parts to our specifications. We anticipate having other sources for our engine parts by the end of 2006.

Employees
---------

         We had 15 employees as of March 31, 2006 and 20 employees as of May 1, 2006. We expect to have 30-35 employees on or about July 1, 2006, in anticipation of achieving full production of our 4.9L engines in our new production facilities in Algona, Iowa during third quarter 2006.

Net Operating Loss
------------------

         We have accumulated  approximately  $2.05 million of net operating loss and research and development carryforwards as of March 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the risk of loss arising from adverse changes in foreign exchange rates and interest rates to a limited degree.

Foreign Exchange Risk

         We are subject to foreign currency exchange rate risk from the operations of HEC Canada, our Canadian subsidiary. Based on the size of this subsidiary and our corresponding exposure to changes in the Canadian/U.S. dollar exchange rate, we do not consider our market exposure relating to currency exchange to be material at this time.

Interest Rate Risk

         We are exposed to interest rate risk primarily on long-term debt. As more fully described below and in our discussion of liquidity and capital resources above in Item 2, we have the risk of increased interest on two bank notes in the aggregate amount of $1.1 million. Also as more fully described below and in our discussion of liquidity and capital resources above in Item 2, we have received governmental forgivable loans and no-interest loans in the aggregate amount of $863,624 that could, upon certain circumstances, result in interest expense for the company.

     o We have a note with Iowa State Bank, Algona, Iowa, in the amount of $500,000 that carries a fixed annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available or on what terms.

     o As of April 4, 2006, we have a loan from Farmers State Bank, Algona, Iowa, in the amount of $600,000 that provides for interest at an annual adjustable rate of 6.00%. Principal and interest on the note are due April 4, 2007.

     o The Company obtained $200,000 from the City of Algona in September 2005. There is no interest on this loan provided the Company creates and retains at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. The Company is accruing interest on this note until the terms of the note have been met.

     o On June 27, 2005, the Company executed a note payable of $146,124 from the Algona Area Economic Development Corporation. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon the Company achieving certain performance targets. The Company is accruing interest on this note until the terms of the note have been met.

     o On December 16, 2005, the Company assumed a no interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500. This note was recorded at the fair value of future payments using an interest rate of 10%.

     o On June 28, 2005, the Iowa Department of Economic Development ("IDED") awarded the Company a grant in the amount of $150,000. If certain requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010 at 6% interest per annum with equal quarterly payments. The Company is accruing interest on this note until the terms of the note have been met.

     o Also on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account ("CEBA") forgivable loan in the amount of $250,000. If certain conditions are not met, any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement. The Company is accruing interest on this note until the terms of the note have been met.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process, has not been formalized we believe that the controls and procedures in place during the first quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC's rules for the preparation of this report.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH THE RISK FACTORS DISCLOSED IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. YOU SHOULD ALSO CONSIDER ALL OF THE OTHER INFORMATION INCLUDED IN OUR FORM 10-KSB AND IN THIS FORM 10-QSB WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

     We have a limited operating history and have not recorded an operating profit since our inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.
     ---------------------------------------------------------------------------

         HEC Iowa was incorporated on May 19, 2003 and has a limited operating history and has incurred net losses since inception, including $918,457 of losses incurred during the quarter ended March 31, 2006. Prior to the Merger, the Company (then known as "Green Mt. Labs, Inc.") had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

     o   the reliability of our suppliers;

     o the costs of building, maintaining, and expanding our facilities and our operations; and

     o our ability to attract and retain a qualified work force in a small town.

     o the size and timing of future customer orders, milestone achievement, product delivery and customer acceptance;

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

     Additional financing to proceed with our anticipated business activities will be required during second quarter 2006. There can be no assurance that financing will be available on terms beneficial to us, or at all.
     ---------------------------------------------------------------------------

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

         If we are not able to obtain the needed financing, our ability to fulfill our business plans and reach full production capacity will be materially impaired.

     Reliance on principal supplier and contract manufacturer.
     ---------------------------------------------------------------------------

         We contract the manufacture of our products to third parties. In certain cases, we do not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of our third party manufacturers is unable or refuses to produce our products, our business, financial condition and results of operations would be materially and adversely affected

         We are presently dependent on one vendor to supply a majority of the components for our 4.9L engine. We are in the process of lining up second and third sources for these components. We have issued blanket purchase orders totaling approximately $1.7 million to this vendor for engine parts, and mold and tooling fees. We anticipate that we will purchase approximately $3 million in component parts from this vendor in 2006. We expect product flow and production of the new 4.9L engines to begin during third quarter, however, delivery of final products could be delayed, thus delaying sales of new 4.9 liter engines to our distributor network and delaying our ability to generate revenue.

     We may experience significant and rapid growth if we are able to capitalize on the expansion of the industrial engine and genset markets. If we are unable to hire and train staff to produce our products, handle sales and marketing of our products and manage our operations, such growth could materially and adversely affect us.
     ---------------------------------------------------------------------------

         We intend to proceed with initiatives intended to capitalize on the need for more efficient industrial engines, engines that use alternative fuels and the interest in more environmentally friendly sources of power. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our relatively small management team to implement appropriate management, operational and financial systems and controls and to successfully hire, train, motivate and manage employees. As of March 31, 2006 we had 15 employees. As of May 1, 2005, we had 20 employees. We hope to have 30-35 employees by July 1, 2006.

     We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.
     ---------------------------------------------------------------------------

         The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough product to meet customer demand and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. We believe that our management team is currently under considerable strain with the current level of our growth and expansion. Our ability to manage future growth effectively will require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

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

     Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.
     ---------------------------------------------------------------------------

         Our future success depends in part on our ability to retain key employees including our executive officers and, in particular, our founder Ted Hollinger. We currently do not carry "key man" insurance on our executives; however, we are in the process of securing such insurance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may experience difficulty in recruiting experienced engineers, management personnel and others who are interested in living and working in the Algona area.

     We may experience labor shortages.
     ----------------------------------

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

     We may experience production gaps or delays in the commencement of production, which could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.
     ---------------------------------------------------------------------------

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

         If we cannot achieve commercial application of our hydrogen engine and other products and technologies, we may not achieve profitability.
         -----------------------------------------------------------------------

         Members of the public may be wary of hydrogen because hydrogen, as compared to other fuels, has the largest flammability limit (4% to 77% of hydrogen in air). This means that it takes very little hydrogen to start a fire. On the other hand, hydrogen is a light gas. As such, if there is a hydrogen leak, it will immediately diffuse into the surrounding air. With proper precaution hydrogen could be as safe as any other fuel. The main benefit of hydrogen as a fuel is that it produces no pollution or greenhouse gases when it is used in an internal combustion engine. The development of a market for our engines is dependent in part upon the development of a market for hydrogen as a fuel, which may be impacted by many factors, including:

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

     Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.
     ---------------------------------------------------------------------------

         Our business is subject to and effected by federal, state, local and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. We are currently awaiting the approval of the State Fire Marshall for us to use the dynamometer room where we intend to test our engines. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or the businesses of our customers' businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

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

     Our business could be adversely affected by any adverse economic developments in the power generation industry and/or the economy in general.
     ---------------------------------------------------------------------------

         We depend on the perceived demand for the application of our technology and resulting products. Our products are focused on reducing CO(2) emissions and upon the use of alternative fuels for industrial uses, such as ground support vehicles, and for the power generation business. Therefore, our business is susceptible to downturns in the airline industry and the genset portion of the distributed power industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

     We believe that we carry a reasonable amount of insurance. However there can be no assurance that our existing insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim.
     ---------------------------------------------------------------------------

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

         Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines are not subject to these requirements. We anticipate beginning the emissions certification process of our 4.9L engine during 2006. It will cost approximately $1,000,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007.

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

     We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.
     ---------------------------------------------------------------------------

         Our future success depends in part on our ability to protect and preserve our proprietary rights related to our technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not currently own any patents, although one patent is pending related to our technology. We anticipate making patent applications in the future. We rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, contracts, and limited information distribution, as well as confidentiality and work for hire, development, assignment, and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

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

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------

         During 2006, we expect to register some or all of the unregistered outstanding shares of our Common Stock. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the shares of our common stock actually issued and outstanding, another 619,000 shares are reserved for issuance under our new incentive compensation plan, subject to shareholder approval.

     The authorization and issuance of blank-check preferred stock may prevent discourage a change in our management.
     ---------------------------------------------------------------------------

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

     o   There is no cumulative voting in the election of directors; and

     o   Stockholders cannot call a special meeting of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2006, the Company issued 5,000 shares to an employee who exercised options under the Company's 2005 Incentive Compensation Plan. During fiscal year 2005 the Company issued 426,000 shares of restricted stock to officers and directors under the Company's 2005 Incentive Compensation Plan. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on March 31, 2006, which report is incorporated herein by reference. Information regarding unregistered sales of other equity securities under our private placement of shares and use of proceeds is included in our Current Report on Form 8-K filed with the Commission on September 6, 2005 and amended on September 7, 2005 which report is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.           Description

31.1 Certification pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.

31.2 Certification pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

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


                                          HYDROGEN ENGINE CENTER, INC.


Date:  May 19, 2006         By         /s/ THEODORE G. HOLLINGER
                                ------------------------------------------------
                                        Theodore G. Hollinger
                                        President and Chief Executive Officer



Date:  May 19, 2006         By         /s/ Sandra Batt
                                ------------------------------------------------
                                        Sandra Batt
                                        Chief Financial Officer