Form 10QSB
period 2006-06-30
HYDROGEN ENGINE CENTER, INC.
filed 2006-08-14
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________.

                        Commission File Number: 000-50542


                          HYDROGEN ENGINE CENTER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                               82-0497807
----------------------------                                 -------------------
(State or other jurisdiction                                   (IRS Employer
      of incorporation)                                      Identification No.)

                   2502 East Poplar Street, Algona, Iowa 50511
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (515) 295-3178

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,456,097 shares of Common Stock, par value $.001 outstanding at August 11, 2006.


                                               FORM 10-QSB

                                            TABLE OF CONTENTS

                                                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)......................................................  3

         Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005..............................  3

         Consolidated  Statements  of  Operations  for the Three  Months and Six
         Months Ended June 30, 2006 and 2005 and the period from inception (May
         19, 2003) through June 30, 2006....................................................................  5

         Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception (May 19, 2003) through June 30, 2006.....................................................  6

         Consolidated  Statements  of Cash  Flows for the Three  Months  and Six
         Months Ended June 30, 2006 and 2005 and the period from  inception (May
         19, 2003) through June 30, 2006....................................................................  8

         Notes to Consolidated Financial Statements......................................................... 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................ 29

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................... 37

Item 4.  Controls and Procedures............................................................................ 39

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors...................................................................................... 40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................ 49

Item 6.  Exhibits and Reports on Form 8-K................................................................... 50

Notes About Forward-looking Statements...................................................................... 50

Signatures.................................................................................................. 51


ITEM 1.  FINANCIAL INFORMATION

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                           Consolidated Balance Sheets


------------------------------------------------------------------------------------------
                                                              June 30,        December 31,
ASSETS                                                          2006              2005
------------------------------------------------------------------------------------------
                                                             (Unaudited)
Current Assets
   Cash and cash equivalents                                 $2,551,230       $2,346,248
   Accounts receivable                                           55,698            3,200
   Related party receivable                                        --             26,257
   Other receivables                                               --            103,695
   Inventories                                                  849,913          206,091
   Prepaid expenses                                             175,475           77,723
                                                             ----------       ----------
     Total current assets                                     3,632,316        2,763,214

Property, Plant and Equipment
   Building                                                   1,459,972          282,901
   Construction in progress                                     696,993        1,322,798
   Equipment                                                    617,751          280,780
   Land and improvements                                        367,379          196,124
   Leasehold improvements                                        17,156           16,023
                                                             ----------       ----------
                                                              3,159,251        2,098,626
   Less accumulated depreciation                                 83,819           39,818
                                                             ----------       ----------
     Net property and equipment                               3,075,432        2,058,808
                                                             ----------       ----------

     Total Assets                                            $6,707,748       $4,822,022
                                                             ==========       ==========











                             See accompanying notes.


                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)

                           Consolidated Balance Sheets


------------------------------------------------------------------------------------------
                                                                June 30,      December 31,
LIABILITIES AND EQUITY                                            2006            2005
------------------------------------------------------------------------------------------
                                                               (Unaudited)
Current Liabilities
    Notes payable, bank                                        $ 1,095,337    $   262,647
    Current portion long-term debt                                  43,140         24,984
    Accounts payable                                               623,278        236,341
    Accrued expenses                                               131,703         69,768
    Accrued purchase commitment losses                             336,257           --
    Construction payable                                             9,945        232,208
    Unearned revenue                                               126,772           --
                                                               -----------    -----------
     Total current liabilities                                   2,366,432        825,948

Long-term debt, net of current maturities                          798,865        791,541

Commitments and Contingencies

Stockholders' Equity
   Preferred stock,  $0.001 par value;
   10,000,000 shares  authorized, none issued                         --             --
   Common  stock, $0.001 par value; 100,000,000 shares
     authorized, 25,456,097 and 25,157,905 shares
     issued and outstanding, respectively                           25,456         25,158
   Additional paid-in capital                                    7,840,085      4,837,602
   Unearned stock-based compensation                                  --         (275,332)
   Accumulated other comprehensive income - foreign currency           722         (2,207)
   Deficit accumulated during the development stage             (4,323,812)    (1,380,688)
                                                               -----------    -----------

     Total stockholders' equity                                  3,542,451      3,204,533
                                                               -----------    -----------


     Total Liabilities and Stockholders' Equity                $ 6,707,748    $ 4,822,022
                                                               ===========    ===========


                             See accompanying notes.


                                       HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                                         (a corporation in the development stage)

                                           Consolidated Statements of Operations
                                                        (Unaudited)

--------------------------------------------------------------------------------------------------------------------------



                                           Three months ended June 30,      Six months ended June 30,     From Inception
                                          ----------------------------    ----------------------------    (May 19, 2003)
                                              2006            2005            2006           2005        to June 30, 2006
                                          ------------    ------------    ------------    ------------   -----------------

Sales                                     $     47,119    $      1,600    $     75,709    $     13,600    $    119,269

Cost of Sales                                   39,580           1,434          55,256           6,195          78,800
                                          ------------    ------------    ------------    ------------    ------------

Gross Profit                                     7,539             166          20,453           7,405          40,469
                                          ------------    ------------    ------------    ------------    ------------

Operating Expenses
   Sales and marketing                         172,200            --           412,488            --           534,062
   General and administrative                  965,762          66,603       1,573,731         106,153       2,377,234
   Research and development                    421,100           8,068         504,752          17,781         958,464
   Decline in market value of inventory        111,480            --           111,480            --           111,480
   Loss on purchase commitments                336,257            --           336,257            --           336,257
                                          ------------    ------------    ------------    ------------    ------------

                                             2,006,799          74,671       2,938,708         123,934       4,317,497
                                          ------------    ------------    ------------    ------------    ------------

Operating Loss                              (1,999,260)        (74,505)     (2,918,255)       (116,529)     (4,277,028)
                                          ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest income                              12,415           1,095          25,913           1,097          57,936
   Interest expense                            (37,822)         (7,784)        (50,782)        (12,352)       (104,720)
                                          ------------    ------------    ------------    ------------    ------------

                                               (25,407)         (6,689)        (24,869)        (11,255)        (46,784)
                                          ------------    ------------    ------------    ------------    ------------

Net Loss                                  $ (2,024,667)   $    (81,194)   $ (2,943,124)   $   (127,784)   $  4,323,812
                                          ============    ============    ============    ============    ============


Weighted-average shares outstanding         24,860,561      16,297,200      24,857,733      16,297,200
                                          ============    ============    ============    ============


Basic and diluted net loss per share      $      (0.08)   $      (0.00)   $      (0.12)   $      (0.01)
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
                                            Common       Common      Additional   Unearned    Other Com-   During the
                                            Stock        Stock        Paid-in    Stock-Based  prehensive   Development
                                            Shares       Amount       Capital    Compensation    Loss         Stage        Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Issuance of common stock to founder in
exch. for equip. & expenses incurred        2,000,000  $     2,000  $    98,165  $      --    $      --    $      --    $   100,165

Net loss                                         --           --           --           --           --        (65,642)     (65,642)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at December 31, 2003                2,000,000        2,000       98,165         --           --        (65,642)      34,523

Company-related expenses paid by
founder                                          --           --         39,187         --           --           --         39,187

Net loss                                         --           --           --           --           --       (192,476)    (192,476)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at December 31, 2004                2,000,000        2,000      137,352         --           --       (258,118)    (118,766)

Company-related expenses paid by
founder                                          --           --         12,135         --           --           --         12,135

Exchange of previous shares by sole
shareholder of HEC Iowa                    (2,000,000)        --           --           --           --           --           --

Shares in Green Mt.  Labs  acquired  in
reverse merger                              1,006,000        1,006       (1,006)        --           --           --           --

Stock split of 3.8 to 1 prior to the
merger                                      2,816,804        2,817       (2,817)        --           --           --           --

Issuance of common stock to sole
shareholder of HEC Iowa                    16,297,200       14,297      (14,297)        --           --           --           --

Issuance of restricted common stock to
employees & directors                         426,000          426      425,574     (275,332)        --           --        150,668

Issuance of common stock in  connection
with  the  private  placement,  net  of
expenses                                    3,948,500        3,949    3,590,940         --           --           --      3,594,889

Issuance of common stock in  connection
with conversion of debt                       663,401          663      556,388         --           --           --        557,051

Consultants compensation associated
with stock options                               --           --        133,333         --           --           --        133,333
                                                                                                                        -----------
                                                                                                                          4,329,310
                                                                                                                        -----------
Comprehensive Loss

  Foreign currency translation                   --           --           --           --         (2,207)        --         (2,207)
  Net loss                                       --           --           --           --           --     (1,122,570)  (1,122,570)
                                                                                                                         ----------

Total comprehensive loss                         --           --           --           --           --           --     (1,124,777)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at December 31, 2005               25,157,905   $   25,158   $ 4,837,602  $  (275,332) $    (2,207) $(1,380,688) $3,204,533


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
                                           Common       Common    Additional    Unearned     Other       During the
                                            Stock       Stock      Paid-in    Stock-Based Comprehensive  Development
                                           Shares       Amount     Capital    Compensation    Loss          Stage         Total
                                        -----------  ----------- -----------  -----------  -----------   -----------   -----------


Balance at December 31, 2005             25,157,905  $    25,158 $ 4,837,602  $  (275,332) $    (2,207)  $(1,380,688)  $ 3,204,533

Reclassification due to implementation
of FASB 123R                                   --           --      (275,332)     275,332         --            --            --

Compensation associated with vesting of
restricted stock to employees and
directors                                      --           --        43,000         --           --            --          43,000

Compensation associated with issuance or
vesting of stock options to employees and
directors                                      --           --       393,146         --           --            --         393,146

Consultant compensation associated
with stock options                             --           --        36,666         --           --            --          36,666

Issuance of common stock in connection
with private placement, net of expenses     290,192          290   2,797,011         --           --            --       2,797,301

Issuance of stock related to option
exercises                                     8,000            8       7,992         --           --            --           8,000
                                                                                                                        ----------

                                                                                                                         6,482,646
Comprehensive Loss

  Foreign currency translation                 --           --          --           --          2,929          --           2,929
  Net loss                                     --           --          --           --           --      (2,943,124)   (2,943,124)
                                                                                                                        ----------
Total comprehensive loss                       --           --          --           --           --            --      (2,940,195)
                                        -----------  ----------- -----------  -----------  -----------   -----------    -----------

Balance at June 30, 2006 (Unaudited)     25,456,097  $    25,456 $ 7,840,085  $      --    $       722   $(4,323,812)   $3,542,451
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


                                          HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                                            (a corporation in the development stage)

                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       From
                                                                                                                     Inception
                                                                                                                     (May 19,
                                                        Three months ended June 30,    Six months ended June 30,       2003)
                                                        --------------------------    --------------------------    to June 30,
                                                            2006           2005           2006           2005          2006
                                                        -----------    -----------    -----------    -----------    -----------
Cash Flows from Operating Activities
  Net loss                                              $(2,024,667)   $   (81,194)   $(2,943,124)   $  (127,784)   $(4,323,812)

  Adjustments to reconcile net loss
  to net cash used in operations:
   Depreciation                                              25,424          4,210         44,001          8,392         83,819
   Compensation  to directors and employees from             21,500           --           43,000           --          193,668
   restricted stock
   Compensation to directors and employees from stock       261,031           --          393,146           --          393,146
   options
   Compensation to consultants from stock options            14,999           --           36,666           --          169,999
   Impairment loss on equipment                             103,300           --          103,300           --          103,300
   Change in assets and liabilities:
     Accounts receivable                                     26,404         (7,460)       (52,498)        (7,460)       (55,698)
     Related party receivables                                 --             --           26,257           --             --
     Other receivables                                         --           (1,058)         3,695         (1,058)          --
     Inventories                                           (577,040)       (20,796)      (755,302)       (28,910)      (961,393)
     Prepaid expenses                                        (9,367)          --          (97,752)          --         (175,475)
     Accounts payable                                       385,744          6,669        498,417         13,139        838,394
     Accrued expenses                                        38,799          8,167         61,935         12,651        131,703
     Accrued purchase commitment losses                     336,257           --          336,257           --          336,257
     Unearned revenue                                        75,364         (2,400)       126,772         (2,400)       126,772
                                                        -----------    -----------    -----------    -----------    -----------
      Net cash used in operating activities              (1,322,252)       (93,862)    (2,175,230)      (133,430)    (3,139,320)

Cash Flows from Investing Activities
  Purchases of property, plant and equipment               (202,721)          (585)      (303,415)          (585)      (651,642)
  Payments for construction in progress                    (516,938)          --       (1,031,672)          --       (2,022,841)
                                                        -----------    -----------    -----------    -----------    -----------
      Net cash used in investing activities                (719,659)          (585)    (1,335,087)          (585)    (2,674,483)

Cash Flows from Financing Activities
  Proceeds from note payable, bank                          832,690        650,000        832,690        650,000      1,482,690
  Payments on note payable, bank                               --             --             --             --         (650,000)
  Proceeds from long-term debt                                 --          130,000        100,000        160,000      1,172,052
  Payments on long-term debt                                (12,296)          --          (25,621)          --          (40,621)
  Proceeds from exercise of stock options                     3,000           --            8,000           --            8,000
  Issuance of common stock in private placement           2,923,134           --        2,923,134           --        6,871,634
  Payments of expense in connection with private
  placement                                                (125,833)          --         (125,833)          --         (479,444)
                                                        -----------    -----------    -----------    -----------    -----------
      Net cash provided by financing activities           3,620,695        780,000      3,712,370        810,000      8,364,311
                                                        -----------    -----------    -----------    -----------    -----------

Net Increase in Cash and Cash Equivalents                 1,578,784        685,553        202,053        675,985      2,550,508

Effect of Exchange Rates on Cash and Cash Equivalents         2,940           --            2,929           --              722

Cash and Cash Equivalents - Beginning of Period             969,506         10,241      2,346,248         19,809           --
                                                        -----------    -----------    -----------    -----------    -----------

Cash and Cash Equivalents - End of Period               $ 2,551,230    $   695,794    $ 2,551,230    $   695,794    $ 2,551,230
                                                        ===========    ===========    ===========    ===========    ===========



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


                                          HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                                            (a corporation in the development stage)

                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                           -Continued-


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       From
                                                                                                                    Inception
                                                                                                                     (May 19,
                                                        Three months ended June 30,    Six months ended June 30,       2003)
                                                        --------------------------    --------------------------    to June 30,
                                                            2006           2005           2006           2005          2006
                                                        -----------    -----------    -----------    -----------    -----------

Supplemental Cash Flow Information

   Interest paid                                        $      5,920   $     --      $     12,775    $       84     $   50,702
                                                        ============   ==========    ============    ==========     ==========




Supplemental Disclosure of Non-cash
 Investing and Financing Activities

   Additional paid-in capital
     contribution for expenses
     paid by founder                                    $       --     $    6,871    $       --      $   39,187     $  103,636
                                                        ============   ==========    ============    ==========     ==========

   Issuance of common stock for equipment               $       --     $     --      $       --      $     --       $   47,851
                                                        ============   ==========    ============    ==========     ==========

   Issuance of common stock for
     conversion of debt                                 $       --     $     --      $       --      $     --       $  557,051
                                                        ============   ==========    ============    ==========     ==========

   Acquisition  of  property, plant and
     equipment through financing                        $       --     $     --      $     51,101    $     --       $  530,272
                                                        ============   ==========    ============    ==========     ==========

   Payables for construction in progress                $      9,945   $     --      $     32,594    $     --       $  264,802
                                                        ============   ==========    ============    ==========     ==========

   Receivable for state loan                            $       --     $     --      $       --      $     --       $  100,000
                                                        ============   ==========    ============    ==========     ==========







                             See accompanying notes.

                  HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                    (a corporation in the development stage)
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2006


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

HEC Iowa was incorporated on May 19, 2003 ("inception date") for the purpose of commercializing internal combustion industrial engines. HEC Iowa's operations are located in Algona, Iowa.

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

Description of Business - A Corporation in the Development Stage
----------------------------------------------------------------

The Company designs, manufactures and distributes alternative fuel internal combustion engines and generators for use in the industrial and power generation markets. These engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. The engines and engine products are sold under the brand name Oxx Power TM.

Through June 30, 2006, the Company remains in the development stage. This stage is characterized by minimal revenues with efforts focused on fund raising and significant expenditures for the design and development of the Company's products and manufacturing processes, and for the construction of the Company's new facilities.

Merger and Private Placement (the "Transactions")
-------------------------------------------------

On August 30, 2005, Green Mt. Labs completed the acquisition of HEC Iowa. The acquisition was made pursuant to an agreement and plan of merger entered into on June 3, 2005, and revised on July 6, 2005, and July 29, 2005 (the "Merger Agreement"). To accomplish the acquisition, Green Mt. Labs merged its newly created, wholly owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. As part of the acquisition, Green Mt. Labs completed a 3.8 share to 1 share stock split which increased outstanding shares of common stock from 1,006,000 to 3,822,804. Also under the terms of the Merger Agreement, the Company issued 16,297,200 shares of post-split common stock (representing 81% of the total outstanding shares immediately following the transaction) to Theodore G. Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa's outstanding capital stock (2,000,000 shares). As stated above, in connection with the Transactions, Green Mt. Labs changed it's name to Hydrogen Engine Center, Inc.

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

On May 22, 2006, the Company announced the intention to offer up to 1.5 million shares of its unregistered common stock to accredited investors and qualified institutional buyers in a second private placement. The Company also announced its intention to offer, subject to market conditions and other factors, $35.5 million in aggregate principal amount of 8% Senior Series 2006 Corporate Notes due in 2010 accredited investors and qualified institutional buyers. On June 6, 2006, the Board of Directors voted to increase the number of shares to be included in this private placement to 3 million shares. At June 30, 2006, the Company had sold 290,192 shares at prices ranging from $9.04 to $10.65. The Company, at June 30, 2006, had received $2,923,134 from this private placement, which is currently ongoing. The Company has incurred expenses of $125,833 in connection with this second private placement.

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

Since inception, the Company has incurred substantial operating losses and expects to incur additional operating losses into the foreseeable future. The Company has financed operations since inception primarily through equity and debt financings. At June 30, 2006, the Company has reported accumulated losses of $4,323,812 and has cash and cash equivalents available to fund future losses and developments of $2,551,230. The Company anticipates its expenses will significantly increase as it commences operations in its new manufacturing facility, including additional personnel, product development, inventory purchases, and additional construction costs. Based on current projections, existing capital will fund the Company's operations through September 2006. This timeframe may be shorter if events occur which negatively effect the Company's operations.

Continuing operations is dependent upon obtaining significant further financing. Although the Company is engaged in a private placement of its common and preferred stock and has authorized the use of debt securities, there can be no assurance that the Company will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

Sales of the Company's products through June 30, 2006, have amounted to $119,269 and consisted of customized engines and parts. The Company is also engaged in two power generation projects for which the Company has recorded unearned revenue of $126,772. The Company has commenced limited production in its new manufacturing facility. The Company anticipates beginning full production of 4.9L remanufactured engines in September 2006. Production of the remanufactured engines will enable the Company to gain efficiencies in manufacturing processes. The Company anticipates production of the new 4.9L Oxx Power engine to begin in October 2006. The Company has experienced delays in obtaining needed components which has delayed the beginning of production. The Company has also encountered delays in receiving the needed permits to operate the dynamometer room which has delayed the completion of construction in this facility. The Company anticipates that the dyno room will be fully functional in the fourth quarter of 2006. In addition, the Company has incurred a loss to reduce inventory to lower of cost or market. If the Company is successful in obtaining the necessary financing, the Company could use the remanufactured engines in generators which could yield higher gross margins. Even if the Company is able to manufacture its products, there are no assurances they will be accepted by the market place. Also, the Company estimates it may cost approximately $1 million per engine type to certify its engines to meet certain laws and regulations. Currently, there are three engines the Company plans to certify.

As the Company continues to ramp up its operations, it has entered into significant commitments as described in Note 13. The Company has entered into several research and development arrangements with other organizations. Each research and development agreement requires the Company to incur upfront costs prior to receiving reimbursements from the other organizations.

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

Cash and Cash Equivalents
-------------------------

The Company considers highly-liquid investments with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash balances in three institutions. At times throughout the year, the Company's cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at June 30, 2006, and December 31, 2005, the Company believes that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

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

The Company reviews its property, plant, and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations. At June 30, 2006, the Company recognized an impairment loss of $103,300 for engine component moulds which they were unable to secure title. This expense was recorded in research and development expenses.

Unearned Revenue
----------------

The Company is currently engaged in sales agreements to deliver products to customers in the future. The sales agreements require that payments be made to the Company as certain milestones are reached prior to delivery of product to customer. The amounts recorded as unearned are the amounts paid to the Company as milestone payments.

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

Net Loss Per Share
------------------

Basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares since the effect is anti-dilutive. Unvested shares are included in the number of shares outstanding, but are not used in the computation of weighted average shares outstanding.

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

Stock-Based Compensation
------------------------

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. As prescribed in SFAS No. 123R, "Share-Based Payment," the Company elected to use the "modified prospective method." The modified prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and
related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in the prior year.

In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all future stock options and restricted stock awards will be expensed over the award vesting period. These awards are expensed under the accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS
123. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four to five year vesting period.

SFAS 123R requires the use of a valuation model, explained in Note 12 to calculate the fair value of stock-based awards. The Company has elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company has elected to follow APB No. 25 and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $275,332 of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

The Company accounts for options issued to non-employees (other than directors) under SFAS 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services." Therefore, the fair value of options issued to non-employees as calculated, using the Black-Scholes pricing formula (See Note 12), is recorded as an expense and periodically remeasured over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The  following  table  illustrates  the effect on net loss as if the Company had
applied  the  fair  value  recognition   provisions  for  stock-based   employee
compensation of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure."
*****
                                                  Period from Inception
                                                    (May 19, 2003) to
                                                      June 30, 2006

Net loss, as reported                           $          (4,323,812)

Add: options and restricted stock-based
employee compensation expense included
in reported net (loss)                                        756,813

Deduct: options and restricted stock-based
employee and non-employee compensation
expense determined under fair value based
method                                                       (942,615)
                                                ----------------------

Pro forma net loss                              $          (4,509,614)
                                                ======================


The Company did not have any stock-based compensation for the three and six months ended June 30, 2005. Total employee and nonemployee non-cash stock compensation expense, net of forfeitures, for the three and six months ended June 30, 2006, was $276,030 and $429,810 recognized under SFAS 123R.

As a result of adopting SFAS 123R, our loss for the three months ended June 30, 2006, was $(2,024,667) and would have been $261,031 less if the Company had continued to account for employee stock-based compensation under APB 25; and our loss for the six months ended June 30, 2006, was $(2,943,124) and would have been $393,146 less if the Company had continued to account for employee stock-based compensation under APB 25.

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

The Company has agreed to issue warrants to certain finders in the private placement now underway as described in Note 13. At June 30, 2006, warrants associated with the current private placement had not been granted as the private placement had not been closed.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS 151, "Inventory Costs." The Statement requires that abnormal amounts of idle facility expense, freight, handling costs, wasted materials and overhead expense be recognized as period costs. The primary basis of accounting for inventory is cost. This Statement standardizes the amount of idle facility expense that could be classified as inventory and requires these expenses be recognized as period costs. The Company has implemented SFAS 151 as of January 1, 2006. There was no effect on the financial statements since the company is still in the development stage.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

                                          June 30,             December 31,
                                            2006                   2005
                                     ---------------         ----------------

        Component parts              $       574,975         $        109,351
        Work in process                      190,521                   12,302
        Finished goods                        84,417                   84,438
                                     ---------------         ----------------

                 Total               $       849,913         $        206,091
                                     ===============         ================

As a result of recent changes in the Company's effort to market remanufactured engines, carrying amounts of those inventories have been reduced by $111,480 due to the competitive nature of remanufactured products. Management believes that this reduced inventory to its lower of cost or market at June 30, 2006.

The Company accrues for losses on non-cancelable purchase orders. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less that the estimated cost to manufacture. Inventory purchase commitment losses at June 30, 2006, were $336,257. There were no allowances for purchase commitments prior to June 30, 2006.

The Company engaged in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of its operations.

3. CONSTRUCTION IN PROGRESS

The Company has incurred construction costs related to construction of a 30,000 square foot engine manufacturing facility of $1,532,767 at June 30, 2006, $1,522,822 of which had been paid, with an additional $9,945 in construction payable. The Company anticipates there will be approximately $90,000 in additional costs for a fire alarm system and an exhaust system in the dyno room of the manufacturing facility. The manufacturing building was placed in service at April 24, 2006. The dynamometer building is anticipated to be placed in service in the fourth quarter of 2006.

The Company purchased a 30,000 square foot building located adjacent to the engine manufacturing building for generator manufacturing and parts distribution. The Company recorded a cost of $282,901 for the shell building and has incurred construction costs of $341,297 at June 30, 2006 for building improvements. The Company estimates additional costs of approximately $75,000 to complete the distribution/power generator facility.

4. NOTES PAYABLE, BANK

On December 19, 2005, the Company obtained a short-term note for $500,000 from a bank, of which $262,647 was used for the purchase of a building located adjacent to the manufacturing building site. As of June 30, the Company had received additional proceeds from this note in the amount of $232,690. The balance on this note on June 30, 2006, is $495,337. Borrowings on this short-term note mature December 16, 2006, and accrue interest at 5.89% with monthly interest payments until maturity. On July 18, 2006, the Company secured an additional note for $75,000. This additional note matures on December 16, 2006, and bears interest at 6.49%. The building serves as collateral for both notes.

On April 4, 2006, the Company secured a $600,000 short-term note from a bank. The note matures April 4, 2007, and bears interest at 6%. The loan is secured by real estate.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                            June 30,     December 31,
                                              2006          2005
                                           ----------   ----------

Note payable to City of Algona.  See (a)   $  185,000   $  200,000


Note payable to Algona Area Economic
Development Corporation. See (b)              146,124      146,124

Note payable to Algona Area Economic
Development Corporation.  See (c)              66,248       70,401

Notes payable to Iowa Department
of Economic Development. See (d)              400,000      400,000

Note payable to finance company. See (e)       44,633         --
                                           ----------   ----------

                                              842,005      816,525

Less amounts due within one year               43,140       24,984
                                           ----------   ----------

         Totals                            $  798,865   $  791,541
                                           ==========   ==========

Future maturities of long-term debt at June 30, 2006 are as follows:

          2007                                           $  42,846
          2008                                              24,171
          2009                                              24,595
          2010                                             165,639
          2011                                             200,594
          Thereafter                                       341,020
                                                         ---------
                  Total long-term debt                   $ 798,865
                                                         =========

         (a) In September 2005, the Company obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided the Company creates and retains at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. The Company is accruing interest on this note until the terms of the note have been met. The loan is collateralized by land and building.

         (b) On June 27, 2005, the Company executed a note payable of $146,124 from the Algona Area Economic Development Corporation in exchange for land received to be used for the construction of the new facility. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon the Company achieving performance targets as follows:

         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created 50 new full-time equivalent jobs by June 1, 2010, and continuously retained those jobs in Algona, Iowa until June 1, 2015.

         o $67,650 of principal and interest will be forgiven if the Company has certified that it has created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.

         o Balance of $10,824 due on June 1, 2015, without interest if paid by that date.

         o Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa as determined annually by Iowa Workforce Development.

         The Company is accruing interest on this note until the terms of the note have been met. The loan is secured by the real estate.

         (c) On December 16, 2005, the Company assumed a no interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500 in conjunction with the purchase of land and building as described in note 4. This note was recorded at the fair value of future payments using an interest rate of 10% which amounted to $70,401, resulting in a total purchase price of the land and building of $332,901. This note is secondary and subordinate to a short-term note held by a bank (Note 4). The note requires quarterly payments of $2,500 starting January 1, 2006, with the final payment due July 1, 2017. The Company plans to use this building for parts distribution and for distributed power generation manufacturing.

         (d) On June 28, 2005, the Iowa Department of Economic Development ("IDED") awarded the Company a Physical Infrastructure Assistance Program ("PIAP") grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. The Company received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, the Company must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. The Company is required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires mid-year and end-of-year status reports to ensure compliance. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on the Company's assets.

         Also on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account ("CEBA") forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. The Company received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if the Company has fulfilled at least 50% of its job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date, being due and payable immediately. If the Company has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on the Company's assets.

         (e) On March 20, 2006, the Company acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note.

6. OPERATING LEASES

The Company leases a building which is used for production, storage and office space. The Company is responsible for insurance and repairs. This lease requires monthly rental payments of $600 and expired on May 30, 2006. The Company has extended this lease for an additional year. The lease requires monthly payments of $650 per month from June 1, 2006, through May 31, 2007. The Company has the option and plans to extend the lease an additional year to May 31, 2008, for $700 per month. Rent expense under this lease was $1,850 and $1,800 for the three months ending June 30, 2006 and 2005, $3,650 and $3,600 for the six months ending June 30, 2006 and 2005, and $22,850 for the period from inception (May 19, 2003) to June 30, 2006, respectively.

The following is a schedule of future lease obligations for the building at June 30:

           2006                     $     3,900
           2007                           8,150
           2008                           3,500
                                    -----------
                                    $    15,550


7. RELATED PARTY TRANSACTIONS

One of the members of the Company's Board of Directors is the manager of an engine parts distributor from which the Company purchases engine parts. Purchases from this company totaled $32,591 and $4,871 for the six months ending June 30, 2006 and 2005, respectively and $78,961 for the period from inception (May 19, 2003) to June 30, 2006. The Company also has a payable of $5,241 to this company at June 30, 2006.

Another member of the Board of Directors was a senior partner in a parts distribution company prior to his employment with the Company. The Company has made purchases from this company of $230,710 and $24,634 for the six months ended June 30, 2006 and 2005, respectively and $304,501 for the period from inception (May 19, 2003) to June 30, 2006. As of June 30, 2006, $148,566 was
payable to this parts company.

8. INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax asset and the related valuation allowance as of June 30, 2006, and December 31, 2005, are as follows:

                                                     June 30,    December 31,
                                                      2006          2005
                                                  -----------    -----------
Deferred tax assets:
   Net operating loss carryforward                $ 1,225,000    $   480,000
   Deferred compensation                              174,000           --
   Accrual and reserve not currently deductible       176,000           --
                                                  -----------    -----------
                                                    1,575,000        480,000
Valuation allowance                                (1,575,000)      (480,000)
                                                  -----------    -----------

Net deferred tax asset recognized                 $      --      $      --
                                                  ===========    ===========

Due to the Company's operating loss and lack of operating experience, a valuation allowance was provided for the Company's net deferred tax assets at June 30, 2006, and December 31, 2005.

As of June 30, 2006, the Company has net operating loss carryforward for federal and state income tax purposes of approximately $3,060,000, which will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code.

The effective tax rate differs from the statutory rate of 34% primarily due to state income tax rates and merger-related costs not being deductible for tax purposes.

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

On May 22, 2006, the Company announced the intention to offer up to 1.5 million shares of its unregistered common stock to accredited investors and qualified institutional buyers in a private placement. The Company also announced its intention to offer, subject to market conditions and other factors, $35.5 million in aggregate principal amount of 8% Senior Series 2006 Corporate Notes due 2010 to accredited investors and qualified institutional buyers. On June 6, 2006, the Board of Directors voted to increase the number of shares to be included in the private placement to 3 million shares. At June 30, 2006, the Company had sold 290,192 shares at prices ranging from $9.04 to $10.65. The Company, at June 30, 2006, had received $2,923,134 from the private placement, which is currently ongoing. The Company has accrued placement fees in the amount of $125,832 and will incur additional fees, and will likely issue warrants in connection with the raising of additional funding through the private placement of its securities.

At June 30, 2006, of the 25,456,097 outstanding shares, 23,713,397 are restricted. During September 2006 shares issued in connection with the first private offering will become tradable under Rule 144, subject to certain restrictions for shares held by affiliates of the company.

11. WARRANTS

In August 2005, the Company issued warrants to purchase up to a total of 69,640 shares, for services rendered in connection with the private offering of stock. These are warrants to purchase Company stock, for $1 per share for the first three years, and $1.50 for years four and five. The warrants expire on the fifth anniversary date from issuance.

The Company has agreed to issue warrants to certain finders in the private placement now underway as described in Note 10. At June 30, 2006, warrants associated with the current private placement had not been granted as the private placement had not been closed.

12. STOCK-BASED COMPENSATION

On September 1, 2005, the Company adopted an Incentive Compensation Plan for the purpose of encouraging key officers, directors, employees and consultants of the Company to remain with the Company and devote their best efforts to the business of the Company. Under the Company's Incentive Compensation Plan incentive and nonqualified stock options may be granted to eligible participants. The purchase price of shares under each stock option award is recorded at the fair market value on the date the award is made. Incentive and nonqualified stock options are generally granted for a term of ten years. Incentive and nonqualified options granted under the Plan generally vest under one of two schedules. The options can vest as to 20% immediately and 20% each year thereafter, or they may be issued to vest as to 25% after the first year of service and 25% each year thereafter. Stock-option vesting is contingent upon employment with the Company at the vesting date. The Company also issues restricted stock under the

Incentive Compensation Plan. Restricted stock awards made under this program generally vest as to 20% - 50% immediately and 20% - 50% each year thereafter. Restricted stock is also contingent upon employment with the Company at the vesting date. The aggregate number of shares authorized for employee stock options, nonemployee stock options and restricted stock awards are 2,000,000. At June 30, 2006 there were 700,334 shares available for grant and 1,299,666 shares issued. Of the shares issued 426,000 were granted as restricted stock, 201,666 were granted as nonemployee stock options and 672,000 were granted as employee stock options. The Company issues new shares to employees upon the exercise of an option from the shares authorized for employee stock-options.

The Company has determined, based on the Black-Scholes option pricing formula, the weighted-average fair value of stock options granted for the quarter ended June 30, 2006, was $6.17 per share, using a risk-free interest rate of 4.37% - 5.08%, expected life of 5.5 years, 1.5% forfeiture rate, zero expected dividends and estimated volatility of 115%.

The volatility calculation of 115% is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $1.5 billion ("Representative Sample"), in addition to the Company's actual history over an ten-month period. Because the Company has only a short trading history, the Company has been required to estimate the potential volatility of its common stock price. The Company has referred to the average reported volatility of the Representative Sample because management believes that the volatility of these companies, along with the Company's history, is a reasonable benchmark to use in estimating the expected volatility for the Company's common stock over the expected life of the option.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented:


                                                                                       Period from
                                                                                        Inception
                                            Three Months Ended   Six Months Ended   (May 19, 2003) to
                                               June 30, 2006      June 30, 2006       June 30, 2006
                                               -------------      -------------       -------------

Risk-free interest rate                        4.37% - 4.55%      4.37% - 4.55%       3.81% - 4.55%
Expected volatility                               115%             112% -  115%        112% -  190%
Expected life (in years)                            5.5                5.5              5.5 - 10.0
Dividend yield                                       -                   -                  -
Weighted-average estimated fair value of
options granted during the period                 $ 7.73              $ 6.16              $ 2.52
Range of fair value of options granted
during the period                            $6.51 - $ 8.67      $4.39 - $ 8.67     $1.00 - $ 8.67

The Company did not have any stock-based compensation for the three and six months ended June 30, 2005.

The following table summarizes the activity for outstanding employee and nonemployee stock options for the six months ended June 30, 2006:


                                                                      Options Outstanding
                                           ---------------------------------------------------------------------------


                                                                                 Weighted-Average
                                                                                    Remaining
                                                                                   Contractual          Aggregate
                                             Number of        Weighted Average        Term           Intrinsic Value
                                               Shares         Exercise Price        (in years)               (1)
                                           ---------------    ----------------    --------------    -----------------

Balance at December 31, 2005                   854,000             $ 1.34
      Granted                                  198,000             $ 7.35
      Exercised                                 (8,000)            $ 1.00
      Canceled/forfeited/expired (2)          (178,334)            $ 1.00
                                           ---------------    ----------------
Balance at June 30, 2006                       865,666             $ 2.79                9.3        $10,007,099
                                           ===============    ================
   Vested and exercisable as
      of June 30, 2006                         277,666             $ 2.12                9.3        $ 3,395,855
   Vested and expected to vest as
      of June 30, 2006                         830,818             $ 2.79                9.3        $ 9,604,256

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $14.35 of the Company's common stock on June 30, 2006.
(2) During the three months and six months ending June 30, 2006 the Company discontinued services with non employees/consultants, resulting in forfeitures of stock awards totalling 178,334.

The Company received $5,000 and $8,000 from exercised employee stock options for the three months and six months ended June 30, 2006, respectively. The aggregate intrinsic value of all options exercised during the three and six months ended June 30, 2006, respectively was $30,000 and $66,000. The total grant date fair value of stock options vested during the three and six months ended June 30, 2006, respectively was $380,366 and $384,666.

As of June 30, 2006, there was $2,072,590 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.4 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units for the six months ended June 30, 2006:

                                                Unvested Restricted Stock
                                                               Weighted-Average
                                          Number of               Grant-Date
                                            Shares                Fair Value
                                         -----------           ----------------

Unvested at December 31, 2005              275,332                  $1.00
          Vested                           (43,000)                 $1.00
                                         -----------             ----------
Unvested at June 30, 2006                  232,332                  $1.00
                                         ===========             ==========

         As of June 30, 2006, there was $232,332 of unrecognized compensation cost related to unvested stock units. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock units expected to vest would be different from our expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of June 30, 2006:

                             Options Outstanding                                  Options Exercisable
          ----------------------------------------------------------         -----------------------------
                                      Weighted-Average     Weighted-
                                         Remaining         Average                                Weighted-
                        Options          Contractual        Exercise            Shares            Average
  Exercise Price      Outstanding           Life              Price          Exercisable       Exercise Price
  --------------     ------------     ----------------     ---------         -----------       --------------
      $1.00               607,666             9.2             $1.00           235,666             $1.00
      $5.38                71,000             9.5             $5.38              --               $5.38
      $5.88                60,000             9.5             $5.88            12,000             $5.88
      $7.25                10,000             9.8             $7.25              --               $7.25
      $7.65                50,000             9.6             $7.65            10,000             $7.65
      $7.70                27,000             9.9             $7.70              --               $7.70
     $10.25                40,000             9.9            $10.25            20,000            $10.25
                         --------                                             -------

                          865,666             9.3             $2.79           277,666             $2.12
                         ========                                             =======

13. COMMITMENTS AND CONTINGENCIES

Engine Certification
--------------------

The Company plans to begin the certification of the 4.9 liter engine in the first quarter of 2007. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. The Company anticipates the cost of the testing to be approximately $1,000,000 per engine. The Company expects to begin the certification process for the 7.5 liter engine and the 2.45 liter engine in 2007.

Although engine certification is necessary for the Company to sell engines to original equipment manufacturers, certification is not necessary for existing equipment applications.

Product Performance - Warranty
------------------------------

Estimated warranty costs and additional service actions will be accrued at the time an engine is sold to a distributor or end-user customer. Included in warranty cost accruals will be costs for basic warranty coverage on engines sold. The Company has not accrued warranty costs at June 30, 2006, and December 31, 2005, because of its limited history and the limited number of sales to date.

Component Parts Procurement
---------------------------

At June 30, 2006, the Company had issued approximately $2.5 million in purchase orders to several vendors for inventory to support the engine build. These purchase orders have been issued with product delivery dates through the end of 2006.

The Company has set up an allowance for losses on non-cancelable purchase orders. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less that the estimated cost to manufacture. Inventory purchase commitment losses at June 30, 2006, were $336,257. The Company engaged in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations.

Recruiting Contract
-------------------

On April 4, 2006, the Company engaged a staffing specialist to assist in the Company's recruitment efforts. The Company will pay a fee of 20% of the candidate's first year's annual salary upon successful placement.

14. SUBSEQUENT EVENTS

Website Redesign Agreement
--------------------------

On July 7, 2006, the Company engaged a website design firm to assist in the redesign of the Company's website. Phase I of the redesign is anticipated to cost approximately $24,000 and is anticipated to be completed in October 2006.

Recruiting Contract
-------------------

On July 21, 2006, the Company engaged another staffing specialist to fill two senior executive positions. The Company will pay a fee of 25% of the candidate's starting base salary upon successful placement.

Private Placement
-----------------

The Company continues to pursue additional financing through the private placement of its securities to accredited investors. As part of this process, the board of directors met on August 1, 2006, to consider a variety of mechanisms, including the placement of convertible preferred shares. Currently the Board has authorized the offering of both common and convertible preferred shares at a recommended offering price of $7.00, is having discussions with a number of potential institutional investors, and is continually evaluating the offering price of its securities in this private placement. The Board has made the decision that prior investors in this private placement will have the benefit of any final reduction in price and has authorized the issuance of additional shares to the extent required to provide that benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

            Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of June 30, 2006, we had an accumulated deficit of approximately $4.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Continuing our operations is dependent upon obtaining further financing in the third quarter of 2006. Although we intend to raise additional funds in the current private placement, there can be no assurance that we will successfully complete this offering or that the proceeds of the offering would be sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

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

         On July 6, 2005, we revised certain terms of the proposed Merger and, accordingly, executed a revised and amended agreement and plan of merger. On July 29, 2005, we added an addendum to the agreement. The revised agreement provided for effecting a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock, instead of the previously announced 1.5 shares for 1 share split. The split was payable August 17, 2005, to stockholders of record on August 16, 2005. As a result of the revised forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,804 shares, representing 19% of the total outstanding shares following consummation of the Merger. Under the terms of the merger agreement, we issued 16,297,200 shares of post-split common stock (representing 81% of our total outstanding shares (post-split) following the transaction) to Ted Hollinger, who was prior to the Merger HEC Iowa's sole stockholder, in exchange for 100% of HEC Iowa's then outstanding capital stock, and HEC Iowa has become our wholly-owned subsidiary. In connection with the Merger, we changed our name to Hydrogen Engine Center, Inc.

         We are a development stage company. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of June 30, 2006, we had an accumulated deficit of approximately $4.3 million. We have financed our operations since inception primarily through private equity and debt financings and loans from our officers, directors and stockholders, including two private placements of our Common stock. On October 11, 2005, we closed the first such private placement of our common stock ("First Private Offering"). We sold 3,948,500 shares of our common stock, $.001 par value, at $1.00 per share, for a total of $3,948,500 to 93 investors, which represents 15.51% of the now 25,456,097 issued and outstanding shares of common stock. As of August 1, 2006, we have issued 290,192 shares of common stock in our Second Private Offering of our common stock ("Second Private Offering") at $9.04 to $10.65 per share, for a total of $2,794,399 to 39 investors, which represents 1.14% of the now 25,456,097 issued and outstanding common stock. The Second Private Offering is ongoing. The shares in both private placements were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

         The accompanying consolidated balance sheets as of June 30, 2006, and December 31, 2005, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and 2005, and from inception (May 19, 2003) to June 30, 2006, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

Overview

         As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. ("HEC Canada"). HEC Iowa is a development stage company engaged in design, manufacture and distribution of flex-fuel internal combustion engines for the industrial and power generation markets. The engines run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol interchangeably ("flex-fuels"). The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. HEC Iowa expects to file core technology patents covering the use of hydrogen fuel in any internal combustion engine with zero or near zero emissions.

         The Company has funded its operations from inception through June 30, 2006, through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the First Private Offering, $2,923,133 from the Second Private Offering, and convertible loans in the amount of $557,051.

Results of Operations

         Historical information prior to the Merger is that of HEC Iowa.

         Because we are still developing our flex-fuel internal combustion engines and related products, and just completed our manufacturing facility during first quarter 2006, we have not realized significant revenues to date. During the three months ended June 30, 2006, we realized $47,119 from the sale of twenty-nine (29) 4.9L remanufactured gasoline engines. During the three months ended June 30, 2005, we realized $1,600 from the sale of one remanufactured 4.9L naturally aspirated gasoline engine. During the six months ended June 30, 2006, we realized $75,709 from the sale of thirty-three (33) 4.9L remanufactured gasoline engines and one 6.8L hydrogen engine. During the six months ended June 30, 2005, we realized $13,600 from the sale of one hydrogen generator and one 4.9L naturally aspirated gasoline engine. Since inception we have realized total sales of $119,269. We also have received progress payments of $19,600 for a 50KW hydrogen generator project and progress payments of $107,172 from a 250KW "4+1" hydrogen generator project. These receipts are recorded as unearned revenue in our financial statements.

We are continuing our efforts toward commencement of full operations. Based on the current scheduled shipment of parts, including shipment of blocks being produced by a supplier abroad, we expect to produce 200 Oxx Power 4.9 L engines in September and 600 in October. We expect to reach full production of our 4.9L engines during fourth quarter 2006. Our anticipated sales have been delayed because of a delay in receiving parts necessary for production of our new Oxx Power engines. Management believes that we may begin to realize increased sales revenues by the fourth quarter of 2006, subject to timely receipt of parts ordered from suppliers and our ability to market the engines we expect to produce.

         The manufacturing portion of our new building was completed during first quarter 2006. The dynamometer room will be completed during the fourth quarter 2006 and has just recently been approved for limited use by the Iowa State Fire Marshall. We will receive authorization to fully occupy the dyno room once the installation of the dynos, test equipment and sensors are complete and we have passed the State Fire Marshall's final inspection. The sensors are necessary to use the dynamometer to test engines running on either natural gas or hydrogen. We continue the process of hiring new personnel and purchasing the inventory of parts we need to manufacture engines in our new building.

         Sales and marketing expenses for the three months and six months ending June 30, 2006, were $172,200 and $412,488. There were no sales and marketing expenses for the three months and six months ended June 30, 2005. There has been a total of $534,062 in sales and marketing costs for the period from inception (May 19, 2003) to June 30, 2006. The increase in sales and marketing costs recognized over the past six months has been primarily due to an increase in sales staff and an increase in costs for marketing our products. We expect this number to increase significantly during the remainder of 2006 and 2007 as we pursue national and international sales opportunities.

         We have incurred a total of $2,377,234 in general and administrative expenses for the period from inception (May 19, 2003) to June 30, 2006. General and administrative expenses were $965,762 and $1,573,731 for the three months and six months ended June 30, 2006, and $66,603 and $106,153 for the three months and six months ended June 30, 2005. Management expects similar or greater increases for the year ending December 31, 2006, in general and administrative expenses due to the anticipated hiring of additional personnel, purchase of production supplies, costs related to the new facility and other efforts related to the commencement and expansion of our operations.

         Research and development costs were $421,100 and $504,752 for the three months and six months ended June 30, 2006, and $8,068 and $17,781 for the three months and six months ended June 30, 2005. The increase in research and development costs has been a direct result of increased new product development. We also expensed to research and development mould fees in the amount of $103,300 for which we could not retain title. Management expects research and development costs to continue to increase during the remainder of 2006 and into 2007. We have incurred $958,464 in costs related to research and development since inception.

         We reported a net loss of $2,024,667 for the three months ended June 30, 2006, compared to a net loss of $81,194 for the three months ended June 30, 2005. We reported a net loss of $2,943,124 for the six months ended June 30, 2006, compared to a net loss of $127,784 for the six months ended June 30, 2005. We reported a net loss of $4,323,812 from inception (May 19, 2003) through June 30, 2006. We expect to continue to operate at a net loss until such time as we can complete development of our initial engines, reach full production in our facilities, and begin to realize a substantial increase in sales.

         We have also recorded a current liability for approximately $335,000 for non-cancelable purchase orders. The estimated losses result from future sale of remanufactured engines for sales prices less than the estimated cost to manufacture. The assembly of remanufactured engines is planned as part of the training, testing and other steps necessary for the commencement of operations. As of August 8, 2006, we have received a limited number of the component parts necessary to begin manufacturing of our new 4.9L Oxx Power engines. We expect to continue the transition from production of remanufactured engines to production of our new 4.9L Oxx Power engines as larger numbers of these component parts arrive.

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

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources
-------------------------------------

         From inception through June 30, 2006, we have used $3,139,320 in cash in our operating activities and $2,674,483 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the First Private Offering, $2,923,134 in gross proceeds from the Second Private Offering, and convertible loans in the amount of $557,051. We also received $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund and $1,172,052 from bank financing. We incurred expenses in connection with the private placements of $479,444. Our aggregated net loss from inception through June 30, 2006, was $4,323,812. Our cumulative net loss has resulted principally from expenditures related to research and development, as well as the commencement of operations.

         We have available credit with Iowa State Bank, secured by a mortgage on Lot 1 of Snap-on Industrial Park in Algona, and represented by a promissory note in the maximum amount of $575,000. As of June 30, 2006, $495,337 has been drawn on the note. The note carries interest at the annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available. On July 18, 2006 we secured an additional note from Iowa State Bank for $75,000. This additional note matures on December 16, 2006, and bears interest at the rate of 6.49%. This second note is also secured by the mortgage on Lot 1 of Snap-on Industrial Park in Algona.

         On April 4, 2006, we secured a mortgage with Farmers State Bank for $600,000 at an annual adjustable rate of 6.0%. The mortgage is secured by the generator manufacturing and distribution building located adjacent from the main production facility.

         At June 30, 2006, we had cash on hand of $2,551,230,  and $2,346,248 at
December 31, 2005.

         Inventories increased from $206,091 at December 31, 2005, to $849,913 at June 30, 2006, due to the purchase of engines and parts.

         Our accounts payable increased from $236,341 at December 31, 2005, to $623,278 on June 30, 2006, primarily because of inventory and supply costs associated with the start up.

         We had accrued expenses of $131,703 at June 30, 2006, compared to $69,768 at December 31, 2005.

         We recorded an accrual for purchase commitment loss of $336,257 at June 30, 2006. There was no purchase commitment loss at June 30, 2005.

         At June 30, 2006, we had current assets of $3,632,316 and stockholders' equity of $3,542,451, compared to current assets of $2,763,214 and total a stockholders' equity of $3,204,533 at December 31, 2005.

Plan of Operation
-----------------

         We anticipate that our expenses will continue to increase significantly as we work toward full operations, including additional personnel, product development, inventory purchases, and construction costs. Accordingly, management believes that current cash on hand will only be sufficient to satisfy our cash requirements through September 2006. We will be required to raise significant amounts of additional capital resources during the third quarter of 2006. We anticipate that a significant increase in sales of our products could commence during the fourth quarter of 2006, subject to timely receipt of parts ordered from suppliers, which may add to cash reserves. Additional cash will be needed to sustain operations, or if management determines to accelerate the expansion of our operations. We intend to seek additional funds through private or public sources and/or the sale of securities. We anticipate offering shares of our Common Stock, Preferred Stock, and/or debt securities in a private placement during fiscal year 2006. There is no assurance that we will be able to raise the necessary capital from such an offering, that funds will be available from any other source, or, that even if they are available, that they will be available on terms that will be acceptable to us.

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

         We anticipate that we can produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility and expect to be at full capacity during fourth quarter 2006 or first quarter 2007. Initial contact with our distributor network has given us indications that we may not have the capacity to meet potential demands. We anticipate that if we are successful in obtaining funds through private or public sources, we plan to explore the expansion of our present facilities. An expansion will be necessary to provide needed space for the assembly of our 7.5L engines and our 2.45L (3-cylinder) engines. We anticipate the cost for an expansion of our production facilities, including equipment, to be approximately $2.5 million. We also expect during the next 24 months to add administrative facilities for an approximate cost of $1.5 million, an expansion of our generator building for an approximate cost of $500,000, and possibly a research facility for an approximate cost of $1.6 million. We anticipate our capital expenditures for 2006 will be approximately $6.2 million, subject to sufficient capital from anticipated financing.

         On June 12, 2006, we completed validation of the form, fit and durability of our first Oxx Power 4.9L engine by running the engine on a dynamometer, using propane as a fuel, for a minimum of three hundred hours. In addition to the durability testing, we plan to hot test each individual Oxx Power engine for approximately sixty minutes prior to shipment. We anticipate the warranty on our 4.9L engines will be 3 years or 3,000 hours, whichever comes first. We expect that durability testing for emission certification will involve a minimum of 5,000 hours. We expect that the validation process for our other engines will be substantially the same.

         On August 8, 2006, we received fifteen (15) new Oxx Power blocks. These blocks will be used to build the first Oxx Power 4.9L engines. In August, our sales and marketing department will present to each of our ten (10) distributors, a new 4.9L Oxx Power engine. The remaining five engines will be used by engineering for additional durability testing. We are also in the process of developing service and warranty manuals for the 4.9L Oxx Power engine. Our ISO 9000 implementation is ongoing and we are in the process of completing drawings and documenting the specifications for quality testing.

         Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines are not subject to these requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the first quarter of 2007. It will cost approximately $1,000,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $5.7 million (including $1.6 million in expenditures for additional facilities) in 2006, subject to sufficient capital from anticipated financing.

         We are dependent on a small number of vendors to supply the components for our 4.9L engines. As of June 30, 2006, we had total purchase orders outstanding of approximately $2.5 million. In July we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines and as of August 3, 2006, have outstanding purchase orders totaling approximately $410,000 to this supplier and expect to issue approximately $625,000 additional purchase orders to this supplier during the remainder of 2006. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of the blocks from this supplier as well as timely receipt of the other components from a few other suppliers. As of August 3, 2006, we have issued blanket purchase orders totaling approximately $1 million to a second vendor for the purchase of various component parts and expect to issue approximately

$160,000 additional purchase orders to this supplier during the remainder of 2006. As of August 3, 2006, we have issued blanket purchase orders totaling approximately $470,000 to a third vendor for the purchase of other various component parts and expect to issue approximately $590,000 additional purchase orders to this supplier during the remainder of 2006. Although we expect product flow and production of the new 4.9L engines to begin during fourth quarter, further delivery delays from our suppliers would further delay sales of new 4.9L engines to our distributor network and our ability to generate revenue. We have experienced significant delays in this process to date. Although we expect product flow and production of the new 4.9L engines to begin during fourth quarter, further delays are possible.

         We are expanding our search for vendors who can manufacture component parts to our specifications. We anticipate having other sources for our engine parts by the end of 2006.

         Although we have not begun full production of our new 4.9L Oxx Power engines, we have begun production of approximately 1,200 4.9L remanufactured engines. We expect that production of remanufactured engines will end in the fourth quarter of 2006. Our distributor network sells primarily new engines. Therefore, we expect to offer the remanufactured engines direct to the end-user. Because the remanufacturing of engines is a very competitive business, we have recorded a write-down of inventory of approximately $110,000 this quarter and have recorded an allowance for purchase commitment losses of approximately $335,000 for outstanding purchase orders. We undertook the production of remanufactured engines as part of the process of preparing for the commencement of our operations as a manufacturer of new Oxx Power engines. The production of these engines has been part of our workforce training, the development of service and warranty manuals and assembly procedures, and the implementation of ISO 9000 quality procedures.

Employees
---------

         We had 25 employees as of June 30, 2006. We expect to have 30-35 employees on or about October 1, 2006, in anticipation of achieving full production of our 4.9L engines in our new production facilities in Algona, Iowa during the fourth quarter 2006.

Net Operating Loss
------------------

         We have accumulated approximately $3.1 million of net operating loss carryforwards as of June 30, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

Interest Rate Risk

         We are exposed to interest rate risk primarily on long-term debt. As more fully described below and in our discussion of liquidity and capital resources above in Item 2, we have the risk of increased interest on two bank notes in the aggregate amount of $1.2 million. Also as more fully described below and in our discussion of liquidity and capital resources above in Item 2, we have received governmental forgivable loans and no-interest loans in the aggregate amount of $863,624. We are presently accruing interest expense at the rate of 10% on the non-interest bearing loans, until the criteria for interest forgiveness is fulfilled.

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

         o Also, on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account ("CEBA") forgivable loan in the amount of $250,000. If certain conditions are not met, any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement. The Company is accruing interest on this note until the terms of the note have been met.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process has not been formalized, we believe that the controls and procedures in place during the first and second quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC's rules for the preparation of this report.

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

     We have a limited operating history and have not recorded an operating profit since our inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.
     ---------------------------------------------------------------------------

         HEC Iowa was incorporated on May 19, 2003, and has a limited operating history and has incurred net losses since inception, including $2,024,667 of losses incurred during the quarter ended June 30, 2006. Prior to the Merger, the Company (then known as "Green Mt. Labs, Inc.") had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

         o    the reliability of our suppliers;

         o the costs of building, maintaining, and expanding our facilities and our operations; and

         o    the quality and reliability of our products.

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

     Additional financing to proceed with our anticipated business activities will be required during third quarter 2006. There can be no assurance that financing will be available on terms beneficial to us, or at all.
     ---------------------------------------------------------------------------

         In order to proceed with our anticipated business activities, we will need to obtain additional financing. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Although we expect to offer securities of the Company for sale during 2006, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.

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

     Reliance on principal supplier and contract manufacturer.
--------------------------------------------------------------------------------

         We contract the manufacture of many of our components for our Oxx Power engines to third parties. In many cases, we do not have an alternative source of manufacturing, and a suitable replacement would be time-consuming and expensive to obtain. If, for any reason, one of our third party manufacturers is unable or refuses to produce these components, our business, financial condition and results of operations would be materially and adversely affected

         We are dependent on a small number of vendors to supply the components for our 4.9L engines. In July we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines and as of August 3, 2006, have outstanding purchase orders totaling approximately $410,000 to this supplier and expect to issue approximately $625,000 additional purchase orders to this supplier during the remainder of 2006. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of the blocks from this supplier as well as timely receipt of the other components from a few other suppliers. As of August 30, 2006, we have issued blanket purchase orders totaling approximately $1 million to a second vendor for production of various component parts and expect to issue approximately $160,000 additional purchase orders to this supplier during the remainder of 2006. As of August 30, 2006, we have issued blanket purchase orders purchase orders totaling approximately $470,000 to a third vendor for production of other various component parts and expect to issue approximately $590,000 additional purchase orders to this supplier during the remainder of 2006. We have experienced significant delays in this process to date. Although we expect product flow and production of the new 4.9L engines to begin during fourth quarter, further delivery delays from our suppliers would further delay sales of new 4.9L engines to our distributor network and would adversely affect our ability to generate revenue.

     We may experience significant and rapid growth if we are able to capitalize on the expansion of the industrial engine and genset markets. If we are unable to hire and train staff to produce our products, handle sales and marketing of our products and manage our operations, such growth could materially and adversely affect us.
     ---------------------------------------------------------------------------

         We intend to proceed with initiatives intended to capitalize on the need for more efficient industrial engines, engines that use alternative fuels and the interest in more environmentally friendly sources of power. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our relatively small management team to implement appropriate management, operational and financial systems and controls and to successfully hire, train, motivate and manage employees. As of June 30, 2006, HEC Iowa had 20 employees and HEC Canada had 5 employees. As of August 1, 2006, we had a total of 26 employees. We hope to have a total of 30-35 employees by October 1, 2006.

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

     If we are unable to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.
     ---------------------------------------------------------------------------
         Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal controls and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process has not been formalized, we believe that the controls and procedures in place during the fourth quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC's rules for the preparation of this report.

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

     We may experience production gaps or delays in the commencement of production, which could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.
     ---------------------------------------------------------------------------

         We are in the process of transitioning to production in our newly constructed facility. Because all of the production procedures and processes, as well as the facility, are new to us and all of our employees, we could experience unexpected delays in production during fiscal year 2006. Additionally, it is possible that we could experience unforeseen quality control issues as we ramp up to full production. Should any such delay or disruption occur in transitioning to production, our anticipated sales will likely be materially and adversely affected.

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

     Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.
     ---------------------------------------------------------------------------

         Our business is subject to and affected by federal, state, local and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. We have received approval from the Iowa State Fire Marshall for limited use the dynamometer room where we intend to test our engines. However, full occupancy is subject to final inspection once dynamometers, testing equipment and sensors are installed. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or the businesses of our customers' businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

     The industry in which we operate is highly competitive and such competition could affect our results of operations, which would make profitability even more difficult to achieve and sustain.
     ---------------------------------------------------------------------------

         The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include H2Car Co., Cummins, Daimler Chrysler, General Motors, BMW, Mazda, Koehler and Generac. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

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

         Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines are not subject to these requirements. We anticipate beginning the emissions certification process of our 4.9L engine during the first quarter of 2007. It will cost approximately $1,000,000 to certify each engine in our product line. We also anticipate beginning the certification process for our 7.5L and 2.45L engines in 2007.

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

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause our market value to decline and could impair our ability to raise capital through subsequent equity offerings.
     ---------------------------------------------------------------------------

         During 2006, we expect to register some or all of the unregistered outstanding shares of our Common Stock. Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. In addition to the shares of our common stock actually issued and outstanding, as of June 30, 2006 another 700,334 shares are reserved for issuance under our new incentive compensation plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2006, the Company issued 77,000 shares to employees under the Company's 2005 Incentive Compensation Plan. During fiscal year 2005 the Company issued 426,000 shares of restricted stock to officers and directors under the Company's 2005 Incentive Compensation Plan. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on March 31, 2006, which report is incorporated herein by reference. Information regarding unregistered sales of other equity securities under our First Private Offering and use of proceeds is included in our Current Report on Form 8-K filed with the Commission on September 6, 2005, and amended on September 7, 2005, which report is incorporated herein by reference. On May 22, 2006, we commenced our Second Private Placement, through which, as of August 1, 2006, we have received gross subscriptions of approximately $2.9 million, all of which is available to the Company. The Second Private Offering is ongoing and could include debt securities as well as shares of convertible preferred stock.

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


                                       HYDROGEN ENGINE CENTER, INC.


Date:  August 14, 2006        By         /s/ THEODORE G. HOLLINGER
                                 -----------------------------------------------
                                           Theodore G. Hollinger
                                           President and Chief Executive Officer



Date:  August 14, 2006        By         /s/ Sandra Batt
                                 -----------------------------------------------
                                              Sandra Batt
                                           Chief Financial Officer