Form 10QSB/A
period 2006-06-30
HYDROGEN ENGINE CENTER, INC.
filed 2006-08-25
CIK 1272703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A*
                                 Amendment No. 1

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

*See explanatory note regarding amendment on next page.

================================================================================

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-QSB for the three months ended June 30, 2006. We determined that Note 12 (Notes to Consolidated Financial Statements) presented disclosure information that was incorrect. Please see Note 12 Amendment contained in the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB/A which further describes the effect of this amendment.

We are amending Note 1 (Notes to Consolidated Financial Statements) "Stock-Based Compensation" to properly disclose information related to non-cash stock compensation expense recognized under SFAS 123R. Please see Note 1 Amendment contained in the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB/A which further describes the effect of this amendment.

We are also amending Consolidated Statements of Operations (Unaudited) for parentheses which were inadvertently omitted from the "Net Loss" in the column identified as "From Inception (May 19, 2003) to June 30, 2006."

The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the three months ended June 30, 2006 as filed on August 14, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, nor modify or update those disclosures in any way other than as required to reflect the effects of the amendment.

These amendments do not change the financial condition or results of operations of the Company.

================================================================================

                                               FORM 10-QSB/A

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


                                       HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
                                         (a corporation in the development stage)

                                           Consolidated Statements of Operations
                                                        (Unaudited)

--------------------------------------------------------------------------------------------------------------------------



                                           Three months ended June 30,      Six months ended June 30,     From Inception
                                          ----------------------------    ----------------------------    (May 19, 2003)
                                              2006            2005            2006           2005        to June 30, 2006
                                          ------------    ------------    ------------    ------------   -----------------

Sales                                     $     47,119    $      1,600    $     75,709    $     13,600    $    119,269

Cost of Sales                                   39,580           1,434          55,256           6,195          78,800
                                          ------------    ------------    ------------    ------------    ------------

Gross Profit                                     7,539             166          20,453           7,405          40,469
                                          ------------    ------------    ------------    ------------    ------------

Operating Expenses
   Sales and marketing                         172,200            --           412,488            --           534,062
   General and administrative                  965,762          66,603       1,573,731         106,153       2,377,234
   Research and development                    421,100           8,068         504,752          17,781         958,464
   Decline in market value of inventory        111,480            --           111,480            --           111,480
   Loss on purchase commitments                336,257            --           336,257            --           336,257
                                          ------------    ------------    ------------    ------------    ------------

                                             2,006,799          74,671       2,938,708         123,934       4,317,497
                                          ------------    ------------    ------------    ------------    ------------

Operating Loss                              (1,999,260)        (74,505)     (2,918,255)       (116,529)     (4,277,028)
                                          ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest income                              12,415           1,095          25,913           1,097          57,936
   Interest expense                            (37,822)         (7,784)        (50,782)        (12,352)       (104,720)
                                          ------------    ------------    ------------    ------------    ------------

                                               (25,407)         (6,689)        (24,869)        (11,255)        (46,784)
                                          ------------    ------------    ------------    ------------    ------------

Net Loss                                  $ (2,024,667)   $    (81,194)   $ (2,943,124)   $   (127,784)   $ (4,323,812)
                                          ============    ============    ============    ============    ============


Weighted-average shares outstanding         24,860,561      16,297,200      24,857,733      16,297,200
                                          ============    ============    ============    ============


Basic and diluted net loss per share      $      (0.08)   $      (0.00)   $      (0.12)   $      (0.01)
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
                                                ======================


The Company did not have any stock-based compensation for the three and six months ended June 30, 2005. Total employee and nonemployee non-cash stock compensation expense, net of forfeitures, for the three and six months ended June 30, 2006, was $297,530 and $472,812 recognized under SFAS 123R.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula:


                                                                                       Period from
                                                                                        Inception
                                            Three Months Ended   Six Months Ended   (May 19, 2003) to
                                               June 30, 2006      June 30, 2006       June 30, 2006
                                               -------------      -------------       -------------

Risk-free interest rate                        4.97% - 5.08%      4.37% - 5.08%       3.81% - 5.08%
Expected volatility                               115%             112% -  115%        112% -  190%
Expected life (in years)                            5.5                5.5              5.5 - 10.0
Dividend yield                                       -                   -                  -
Weighted-average estimated fair value of
options granted during the period                 $ 7.58              $ 6.17              $ 2.52
Range of fair value of options granted
during the period                            $6.13 - $ 8.67      $4.48 - $ 8.67     $1.00 - $ 8.67

The Company did not have any stock-based compensation for the three and six months ended June 30, 2005.

The volatility calculation for the three and six months ended June 30, 2006, is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $1.5 billion ("Representative Sample"), in addition to the Company's actual history over an ten-month period. Because the Company has only a short trading history, the Company has been required to estimate the potential volatility of its common stock price. The Company has referred to the average reported volatility of the Representative Sample because management believes that the volatility of these companies, along with the Company's history, is a reasonable benchmark to use in estimating the expected volatility for the Company's common stock over the expected life of the option.

The following table summarizes the activity for outstanding employee and nonemployee stock options for the six months ended June 30, 2006:



                                                                      Options Outstanding
                                           ---------------------------------------------------------------------------


                                                                                 Weighted-Average
                                                                                    Remaining
                                                                                   Contractual          Aggregate
                                             Number of        Weighted Average        Term           Intrinsic Value
                                               Shares         Exercise Price        (in years)               (1)
                                           ---------------    ----------------    --------------    -----------------

Balance at December 31, 2005                   854,000             $ 1.34
      Granted                                  198,000             $ 7.35
      Exercised                                 (8,000)            $ 1.00
      Canceled/forfeited/expired (2)          (178,334)            $ 1.00
                                           ---------------    ----------------
Balance at June 30, 2006                       865,666             $ 2.79                9.3        $10,007,099
                                           ===============    ================
   Vested and exercisable as
      of June 30, 2006                         279,666             $ 2.11                9.3        $ 3,423,112
   Vested and expected to vest as
      of June 30, 2006                         832,156             $ 2.79                9.3        $ 9,619,723




(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $14.35 of the Company's common stock on June 30, 2006.
(2) During the three months and six months ending June 30, 2006 the Company discontinued services with non employees/consultants, resulting in forfeitures of stock awards totalling 158,334 and 178,334, respectively.

The Company received $3,000 and $8,000 from exercised employee stock options for the three months and six months ended June 30, 2006, respectively. The aggregate intrinsic value of all options exercised during the three and six months ended June 30, 2006, respectively was $36,000 and $66,000. The total grant date fair value of stock options vested during the three and six months ended June 30, 2006, respectively was $215,066 and $298,886.

As of June 30, 2006, there was $1,348,079 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.3 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock for the six months ended June 30, 2006:




                                                Unvested Restricted Stock
                                                               Weighted-Average
                                          Number of               Grant-Date
                                            Shares                Fair Value
                                         -----------           ----------------

Unvested at December 31, 2005              304,000                  $1.00
          Vested                              --                      --
                                         -----------             ----------
Unvested at June 30, 2006                  304,000                  $1.00
                                         ===========             ==========

As of June 30, 2006, there was $232,332 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from our expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of June 30, 2006:



                             Options Outstanding                                  Options Exercisable
          ----------------------------------------------------------         -----------------------------
                                      Weighted-Average     Weighted-
                                         Remaining         Average                                Weighted-
                        Options          Contractual        Exercise            Shares            Average
  Exercise Price      Outstanding           Life              Price          Exercisable       Exercise Price
  --------------     ------------     ----------------     ---------         -----------       --------------
      $1.00               607,666             9.2             $1.00           237,666             $1.00
      $5.38                71,000             9.5             $5.38              --               $5.38
      $5.88                60,000             9.5             $5.88            12,000             $5.88
      $7.25                10,000             9.8             $7.25              --               $7.25
      $7.65                50,000             9.6             $7.65            10,000             $7.65
      $7.70                27,000             9.9             $7.70              --               $7.70
     $10.25                40,000             9.9            $10.25            20,000            $10.25
                         --------                                             -------

                          865,666             9.3             $2.79           279,666             $2.11
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

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-QSB/A. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-QSB/A.

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW TOGETHER WITH THE RISK FACTORS DISCLOSED IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. YOU SHOULD ALSO CONSIDER ALL OF THE OTHER INFORMATION INCLUDED IN OUR FORM 10-KSB AND IN THIS FORM 10-QSB/A WHEN EVALUATING THE COMPANY AND ITS BUSINESS. IF ANY OF THE RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD SUFFER. IN THAT CASE, THE PRICE OF OUR COMMON STOCK COULD DECLINE AND OUR STOCKHOLDERS MAY LOSE ALL OR PART OF THEIR INVESTMENT.

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


                                       HYDROGEN ENGINE CENTER, INC.


Date:  August 25, 2006        By         /s/ THEODORE G. HOLLINGER
                                 -----------------------------------------------
                                           Theodore G. Hollinger
                                           President and Chief Executive Officer



Date:  August 25, 2006        By         /s/ SANDRA BATT
                                 -----------------------------------------------
                                              Sandra Batt
                                           Chief Financial Officer