Form 10QSB
period 2006-09-30
HYDROGEN ENGINE CENTER, INC.
filed 2006-11-17
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2006
Preferred	930,000
Common	26,143,916

FORM 10-QSB

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 and the period from inception (May 19, 2003) through September 30, 2006	5

	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (May 19, 2003) through September 30, 2006	6

	Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2006 and 2005 and the period from inception (May 19, 2003) through September 30, 2006	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits and Reports on Form 8-K	48

	Notes About Forward-looking Statements	48

SIGNATURES		49

ITEM 1. FINANCIAL INFORMATION

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2006	2005
	(Unaudited)

Current Assets
Cash and cash equivalents	$1,882,497	$2,346,248
Accounts receivable	143,100	3,200
Related party receivable	-	26,257
Other receivables	4,153	103,695
Inventories	1,718,153	206,091
Prepaid expenses	140,487	77,723
Total current assets	3,888,390	2,763,214

Property, Plant and Equipment
Building	2,085,539	282,901
Equipment	680,245	280,780
Land and improvements	467,188	196,124
Construction in progress	102,624	1,322,798
Leasehold improvements	17,156	16,023
	3,352,752	2,098,626
Less accumulated depreciation	130,733	39,818
Net property and equipment	3,222,019	2,058,808

Total Assets	$7,110,409	$4,822,022

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	September 30,	December 31,
LIABILITIES AND EQUITY	2006	2005
	(Unaudited)

Current Liabilities
Notes payable, bank	$1,137,919	$262,647
Current portion long-term debt	36,912	24,984
Current installments of obligation under capital lease	792	-
Accounts payable	801,136	236,341
Accrued expenses	191,315	69,768
Accrued purchase commitment losses	321,178	-
Construction payable	-	232,208
Unearned revenue	126,772	-
Total current liabilities	2,616,024	825,948

Long-term debt, net of current maturities	793,036	791,541
Obligation under capital lease, excluding current installments	18,372	-
Total liabilities	3,427,432	1,617,489

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
465,000 and -0- shares issued and outstanding, respectively	465	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,133,916 and 25,157,905 shares issued and outstanding, respectively	26,134	25,158
Additional paid-in capital	9,623,840	4,837,602
Unearned stock-based compensation	-	(275,332)
Accumulated other comprehensive income - foreign currency	(7,057)	(2,207)
Deficit accumulated during the development stage	(5,960,405)	(1,380,688)
Total stockholders' equity	3,682,977	3,204,533

Total Liabilities and Stockholders’ Equity	$7,110,409	$4,822,022

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Operations
(Unaudited)

					From Inception
	Three months ended September 30,		Nine months ended September 30,		(May 19, 2003) to September 30,
	2006	2005	2006	2005	2006

Sales	$126,331	$7,287	$202,040	$20,887	$245,600

Cost of sales	113,109	7,326	168,365	13,521	191,909

Gross Profit	13,222	(39)	33,675	7,366	53,691

Operating Expenses
Sales and marketing	263,442	68,354	675,930	87,983	797,504
General and administrative	852,886	256,166	2,426,617	317,766	3,230,120
Research and development	438,290	113,637	943,042	156,342	1,396,754
Decline in market value of inventory	75,980	-	187,460	-	187,460
Loss on purchase commitments	-	-	336,257	-	336,257

	1,630,598	438,157	4,569,306	562,091	5,948,095

Operating Loss	(1,617,376)	(438,196)	(4,535,631)	(554,725)	(5,894,404)

Other Income (Expense)
Interest income	12,939	9,492	38,852	10,589	70,875
Interest expense	(32,156)	(10,665)	(82,938)	(23,017)	(136,876)

	(19,217)	(1,173)	(44,086)	(12,428)	(66,001)

Net Loss	$(1,636,593)	$(439,369)	$(4,579,717)	$(567,153)	$(5,960,405)

Weighted average shares outstanding	25,180,764	18,954,208	24,967,619	17,192,602

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.18)	$(0.03)

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid - in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total

Issuance of common stock to founder
in exchange for equipment and
expenses incurred by founder	-	2,000,000	$-	$2,000	$98,165	$-	$-	$-	$100,165

Net loss	-	-	-	-	-	-	-	(65,642)	(65,642)

Balance at December 31, 2003	-	2,000,000	-	2,000	98,165	-	-	(65,642)	34,523

Company - related expenses
paid by founder	-	-	-	-	39,187	-	-	-	39,187

Net loss	-	-	-	-	-	-	-	(192,476)	(192,476)

Balance at December 31, 2004	-	2,000,000	-	2,000	137,352	-	-	(258,118)	(118,766)

Company - related expenses
paid by founder	-	-	-	-	12,135	-	-	-	12,135

Exchange of previous shares by
sole shareholder of HEC Iowa	-	(2,000,000)	-	-	-	-	-	-	-

Shares in Green Mt. Labs acquired
in reverse merger	-	1,006,000	-	1,006	(1,006)	-	-	-	-

Stock split of 3.8 to 1
prior to the merger	-	2,816,804	-	2,817	(2,817)	-	-	-	-

Issuance of common stock to the
sole shareholder of HEC Iowa	-	16,297,200	-	14,297	(14,297)	-	-	-	-

Issuance of restricted common
stock to employees and directors	-	426,000	-	426	425,574	(275,332)	-	-	150,668

Issuance of common stock in
connection with private placement,
net of expenses	-	3,948,500	-	3,949	3,590,940	-	-	-	3,594,889

Issuance of common stock in
connection with conversion of debt	-	663,401	-	663	556,388	-	-	-	557,051

Consultant compensation associated
with stock options	-	-	-	-	133,333	-	-	-	133,333

									4,329,310

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	(2,207)	-	(2,207)

Net loss	-	-	-	-	-	-	-	(1,122,570)	(1,122,570)

Total comprehensive loss	-	-	-	-	-	-	-	-	(1,124,777)

Balance at December 31, 2005	-	25,157,905	$-	$25,158	$4,837,602	$(275,332)	$(2,207)	$(1,380,688)	$3,204,533

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Amount	Common Stock Amount	Additional Paid - in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total

Reclassification due to implementation
of SFAS 123R	-	-	$-	$-	$(275,332)	$275,332	$-	$-	$-

Compensation associated with vesting
of restricted stock to employees
and directors	-	-	-	-	63,533	-	-	-	63,533

Employee/Director compensation
associated with issuance or vesting of
stock options to employees and directors	-	-	-	-	547,207	-	-	-	547,207

Consultant compensation associated
with stock options	-	-	-	-	41,315	-	-	-	41,315

Issuance of preferred stock in
connection with private placement,
net of expenses	465,000	-	465	-	1,389,247	-	-	-	1,389,712

Issuance of common stock in
connection with private placements,
net of expenses	-	968,011	-	968	3,012,276	-	-	-	3,013,244

Issuance of stock related to option
exercises	-	8,000	-	8	7,992	-	-	-	8,000

									8,267,544

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	(4,850)	-	(4,850)

Net loss	-	-	-	-	-	-	-	(4,579,717)	(4,579,717)

Total comprehensive loss	-	-	-	-	-	-	-	-	(4,584,567)

Balance at September, 2006 (Unaudited)	465,000	26,133,916	$465	$26,134	$9,623,840	$-	$(7,057)	$(5,960,405)	$3,682,977

 See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flow
(Unaudited)

					From
					Inception
	Three months ended September 30,		Nine months ended September 30,		(May 19, 2003) to September 30,
	2006	2005	2006	2005	2006

Cash Flows from Operating Activities
Net loss	$(1,636,593)	$(439,369)	$(4,579,717)	$(567,153)	$(5,960,405)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	46,914	7,132	90,915	15,524	130,733
Compensation to directors and employees from restricted stock	20,533	129,168	63,533	129,168	214,201
Compensation to directors and employees from stock options	154,061	-	547,207	-	547,207
Compensation to consultants from stock options	4,649	97,500	41,315	97,500	174,648
Impairment loss on equipment	-		103,300		103,300
Change in assets and liabilities:
Accounts receivable	(87,402)	4,910	(139,900)	(2,900)	(143,100)
Related party receivables	-	-	26,257	-	-
Other receivables	(4,153)	1,058	(458)	-	(4,153)
Inventories	(959,299)	(13,282)	(1,714,601)	(41,840)	(1,920,692)
Prepaid expenses	34,988	(21,998)	(62,764)	(21,998)	(140,487)
Accounts payable	280,587	81,407	779,004	94,520	1,118,981
Accrued expenses	59,612	3,176	121,547	13,427	191,315
Accrued purchase commitment losses	(15,079)	-	321,178	-	321,178
Unearned revenue	-	-	126,772	-	126,772
Net cash used in operating activities	(2,101,182)	(150,298)	(4,276,412)	(283,752)	(5,240,502)

Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(153,370)	(317,400)	(446,840)	(317,986)	(805,012)
Payments for construction in progress	-	-	(1,041,617)	-	(2,022,841)
Net cash used in investing activities	(153,370)	(317,400)	(1,488,457)	(317,986)	(2,827,853)

Cash Flows from Financing Activities
Proceeds from note payable, bank	-	-	832,690	650,000	1,482,690
Payments on note payable, bank	-	-	-	-	(650,000)
Proceeds from long-term debt	-	309,999	100,000	469,999	1,172,052
Payments on long term debt	(12,057)	(650,000)	(37,678)	(650,000)	(52,678)
Proceeds from exercise of stock option	-	-	8,000	-	8,000
Issuance of preferred stock in private placement	1,511,250	-	1,511,250	-	1,511,250
Issuance of common stock in private placements	222,831	3,948,500	3,145,965	3,948,500	7,094,465
Payments of expense in connection
with preferred stock private placement	(121,538)	-	(121,538)	-	(121,538)
Payments of expense in connection
with common stock private placements	(6,888)	(353,611)	(132,721)	(353,611)	(486,332)

Net cash provided by financing activities	1,593,598	3,254,888	5,305,968	4,064,888	9,957,909

Net Increase (Decrease) in Cash and Cash Equivalents	(660,954)	2,787,190	(458,901)	3,463,150	1,889,554

Effect of Exchange Rates on Cash and Cash Equivalents	(7,779)	-	(4,850)	-	(7,057)

Cash and Cash Equivalents – Beginning of Period	2,551,230	695,768	2,346,248	19,808	-

Cash and Cash Equivalents – End of Period	$1,882,497	$3,482,958	$1,882,497	$3,482,958	$1,882,497

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flow
(Unaudited)

-Continued-

					From
					Inception
	Three months ended September 30,		Nine months ended September 30,		(May 19, 2003) to September 30,
	2006	2005	2006	2005	2006

Supplemental Cash Flow Information

Interest paid	$9,482	$7,106	$22,237	$7,190	$60,184

Supplemental Disclosure of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$-	$12,135	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$-	$-	$557,051

Acquisition of property, plant, and equipment
through financing	$61,746	$146,124	$112,847	$146,124	$592,018

Payables for construction in progress	$-	$-	$32,594	$-	$264,802

Receivable for state loan	$-	$-	$-	$-	$100,000

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies

Hydrogen Engine Center, Inc., formerly known as Green Mountain Labs, Inc. (“Green Mt. Labs”), is a Nevada corporation. Green Mt. Labs was a public-reporting shell company and, in connection with the Transactions described below, changed its name to Hydrogen Engine Center, Inc. (the “Company”). Also, as a result of the Transactions described below, the Company’s operations are those of its wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”), and Hydrogen Engine Center (HEC) Canada Inc. (“HEC Canada”).

HEC Iowa was incorporated on May 19, 2003 (“inception date”) for the purpose of commercializing internal combustion industrial engines and generator sets. HEC Iowa’s operations are located in Algona.

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets. HEC Canada is located in Quebec, and works with Universite Du Quebec a Trois-Rivieras.

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

Through September 30, 2006, the Company remains in the development stage. This stage is characterized by minimal revenues with efforts focused on fund raising and significant expenditures for the design and development of the Company’s products and manufacturing processes, and for the construction of the Company’s new facilities.

Private Placement

On June 6, 2006, the Board of Directors voted to increase the number of shares to be included in the private placement to 3 million shares of its unregistered common stock to accredited investors and qualified institutional buyers in a second private placement (Note 11).

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

Since inception, the Company has incurred substantial operating losses and expects to incur additional operating losses into the foreseeable future. The Company has financed operations since inception primarily through equity and debt financings. The Company anticipates its expenses will increase as it commences operations in its new manufacturing facility, including additional personnel, product development, and inventory purchases. Based on current projections, and renewal of certain debt arrangements that mature in the fourth quarter of 2006, existing capital will fund the Company’s operations through January 2007. This timeframe may be shorter if events occur which negatively effect the Company’s operations.

Continuing operations is dependent upon obtaining significant further financing. The Company has engaged an investment banking firm to assist in obtaining the necessary funding needed to implement the business plan. The Company believes that the funding must be secured in the fourth quarter 2006 or in the first quarter of 2007; there can be no assurance that the Company will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

The Company secured notes totaling $575,000 from a bank for the purchase and renovation of a building adjacent to the engine manufacturing site. This note matures December 16, 2006. The Company is confident at this time that these notes will be refinanced as a long term mortgage when due; however, there are no assurances that the note will be renewed.

Production of 4.9L remanufactured engines and new 4.9L Oxx Power engines have commenced; however, the Company has experienced delays in obtaining production milestones. Production delays are directly attributable to difficulties encountered in securing financing. The Company has also experienced delays in obtaining needed components. In addition, the Company has incurred a loss to reduce inventory to lower of cost or market. If the Company is successful in obtaining necessary financing, the Company could use the remanufactured engines in generators which could yield higher gross margins. Even if the Company is able to manufacture its products, there are no assurances they will be accepted by the market place.

As the Company continues to ramp up its operations, it has entered into significant commitments as described in Note 14.

Foreign Currency Translation

Results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers highly-liquid investments with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash balances in three institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at September 30, 2006, and December 31, 2005, the Company believes that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Inventories

Inventories consist mainly of parts, work-in-process, finished engines and gensets that are stated at the lower of cost (determined by the first-in, first-out method) or market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method. Leasehold improvements are depreciated over the life of the lease (Note 6). Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company reviews its property, plant, and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. If an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations.

Unearned Revenue

The Company is currently engaged in sales agreements to deliver products to customers in the future. The sales agreements require that payments be made to the Company as certain milestones are reached prior to delivery of product to the customer. The amounts recorded as unearned are the amounts paid to the Company as milestone payments.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. The Company expenses advertising costs as they are incurred.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. The Company also includes in general and administrative costs, expenses related to pre-production including production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and nine months ending September 30, 2006 totaled approximately $290,000 and $675,000 respectively.

Research and Development Costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, and other costs associated with product development. The Company has determined that technological feasibility for the engines is reached shortly before the products are released to manufacturing.

Net Loss Per Share

Basic loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares since the effect is anti-dilutive. Unvested shares are included in the number of shares outstanding, but are not used in the computation of weighted average shares outstanding.

The Company assumed the effects of the recapitalization, described in Note 1, were effective at the beginning of the earliest reporting period when calculating weighted-average shares outstanding.

Interim Financial Statements

The financial statements, as of September 30, 2006, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation in accordance with accounting principles generally accepted in the United States of America have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt approximate their fair value due to the short-term nature of these instruments.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. As prescribed in SFAS No. 123R, “Share-Based Payment,” the Company elected to use the ‘‘modified prospective method.” The modified prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in the prior year.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all future stock options and restricted stock awards will be expensed over the award vesting period. These awards are expensed under the accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four to five year vesting period.

SFAS 123R requires the use of a valuation model, explained in Note 13 to calculate the fair value of stock-based awards. The Company has elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 123, the Company chose to follow APB No. 25 and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense was recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. The Board of Directors determines the fair value of common stock.

SFAS 123R requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $275,332 of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

The Company accounts for options issued to non-employees (other than directors) under SFAS 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (see Note 13), is recorded as an expense and periodically remeasured over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
September 30, 2006

Net loss, as reported	$(5,960,405)

Add: options and restricted stock-based employee and non-employee compensation expense included in reported net (loss)	936,056
Deduct: options and restricted stock-based employee and non-employee compensation expense determined under fair value based method	(1,121,858)

Pro forma net loss	$(6,146,207)

The Company had stock-based compensation of $226,668 for the three and nine months ended September 30, 2005. Total employee and nonemployee non-cash stock compensation expense, net of forfeitures, for the three and nine months ended September 30, 2006, was $179,243 and $652,055, respectively.

As a result of adopting SFAS 123R, the loss for the three months ended September 30, 2006, was $(1,636,593) and would have been $154,061 less if the Company had continued to account for employee stock-based compensation under APB 25; and the loss for the nine months ended September 30, 2006, was $(4,579,717) and would have been $547,207 less if the Company had continued to account for employee stock-based compensation under APB 25.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed. See Note 13 for further discussion of stock-based compensation.

Warrants

The Company has granted warrants to certain finders in its private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on the Company's financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument. See Note 12 for further discussion of warrants.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” The Statement requires that abnormal amounts of idle facility expense, freight, handling costs, wasted materials and overhead expense be recognized as period costs. The primary basis of accounting for inventory is cost. This Statement standardizes the amount of idle facility expense that could be classified as inventory and requires these expenses be recognized as period costs. The Company has implemented SFAS 151 as of January 1, 2006. There was no effect on the financial statements since the Company is still in the development stage.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	September 30, 2006	December 31, 2005

Component parts	$1,365,644	$109,351
Work in process	168,389	12,302
Finished goods	184,120	84,438
Total	$1,718,153	$206,091

As a result of recent changes in the Company’s effort to market remanufactured engines, carrying amounts of those inventories have been reduced by $75,980 and $187,460 for the three months and nine months ended September 30, 2006. Management believes that this reduces inventory to its lower of cost or market at September 30, 2006.

The Company accrues for losses on non-cancelable purchase orders. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less that the estimated cost to manufacture. Inventory purchase commitment loss expense at September 30, 2006, was $336,257.

The Company engaged in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of its operations.

3. CONSTRUCTION IN PROGRESS

The Company has incurred construction costs related to construction of a 30,000 square foot engine manufacturing facility of $1,633,290 at September 30, 2006. Construction in progress for the three months ended September 30, 2006 and 2005 totaled $102,624 and $226,950, respectively. The Company is currently installing a fire alarm system and an exhaust system. As of September 30, 2006, the Company has paid $41,626 and anticipates there will be approximately $50,000 in additional costs. The manufacturing building was placed in service on April 24, 2006. The dynamometer building is substantially complete for use with engines that do not run on hydrogen and was placed in service, with that limitation, July 15, 2006.

The Company purchased a 30,000 square foot building located adjacent to the engine manufacturing building for generator manufacturing and parts distribution. The Company recorded a cost of $282,901 for the shell building and has incurred construction costs of $529,454 at September 30, 2006, for land and building improvements. At September 30, 2006, the Company has recorded $60,998 in construction in progress and anticipates there will be approximately $30,000 in additional costs to complete offices in this facility. At September 30, 2006, the entire generator building was substantially complete. One-half of the building was placed in service July 15, 2006, for component parts inventory.

4. NOTES PAYABLE, BANK

On December 19, 2005, the Company obtained a short-term note for $500,000 from a bank, of which $262,647 was used for the purchase of a building located adjacent to the manufacturing building site. As of September 30, 2006, the Company had received additional proceeds from this note in the amount of $232,690. The balance on this note on September 30, 2006, was $495,337. Borrowings on this short-term note mature December 16, 2006, and accrue interest at 5.89% with monthly interest payments until maturity. On July 18, 2006, the Company secured an additional note for $75,000. The balance on this additional note on September 30, 2006, was $42,582. This additional note matures on December 16, 2006, and bears interest at 6.49%. The building serves as collateral for both notes.

On April 4, 2006, the Company secured a $600,000 short-term note from a bank. The note matures April 4, 2007, and bears interest at 6%. The loan is secured by real estate.

5. LONG-TERM DEBT

Long-term debt consists of the following:
	September 30, 2006	December 31, 2005
Note payable to City of Algona. See (a)	$180,000	$200,000

Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124

Note payable to Algona Area Economic Development Corporation. See (c)	65,418	70,401

Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000

Note payable to finance company. See (e)	38,406	-

	829,948	816,525
Less amounts due within one year	36,912	24,984
Totals	$793,036	$791,541

Future maturities of long-term debt at September 30, 2006 are as follows:

2007	$42,846
2008	24,171
2009	24,596
2010	165,639
2011	200,594
Thereafter	335,190
Total long-term debt	$793,036

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

•
$67,650 of principal and interest will be forgiven if the Company has certified that it has created 50 new full-time equivalent jobs by June 1, 2010, and continuously retained those jobs in Algona, Iowa until June 1, 2015.

•	$67,650 of principal and interest will be forgiven if the Company has certified that it has created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.
•	Balance of $10,824 due on June 1, 2015, without interest if paid by that date.
•	Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa as determined annually by Iowa Workforce Development.

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

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded the Company a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. The Company received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, the Company must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. The Company is required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires mid-year and end-of-year status reports to ensure compliance. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on the Company’s assets.

Also on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. The Company received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if the Company has fulfilled at least 50% of its job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount with that amount accrued as of the project completion date, being due and payable immediately. If the Company has a current loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. The Company is accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on the Company’s assets.

(e) On March 20, 2006, the Company acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note.

6. OPERATING LEASE

The Company leases a building which is used for production, storage and office space. The Company is responsible for insurance and repairs. This lease requires monthly rental payments of $600 and expired on May 30, 2006. The Company has extended this lease for an additional year. The lease requires monthly payments of $650 per month from June 1, 2006, through May 31, 2007. The Company has the option and plans to extend the lease an additional year to May 31, 2008, for $700 per month. Rent expense under this lease was $1,950 and $1,800 for the three months ending September 30, 2006 and 2005, $5,600 and $5,400 for the nine months ending September 30, 2006 and 2005, and $24,800 for the period from inception (May 19, 2003) to September 30, 2006, respectively.

The following is a schedule of future lease obligations for the building at September 30:

2006	$1,950
2007	8,150
2008	3,500
$13,600

7. CAPITALIZED LEASE

The Company entered into a capital lease agreement on September 18, 2006 to purchase equipment which is being depreciated over a 5 year period. The equipment lease calls for 60 monthly payments of $396.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of September 30:

2006	$792
2007	4,750
2008	4,750
2009	4,750
2010	4,750
Thereafter	3,960
Total minimum lease payments	23,752
Less amount representing interest	4,588
Present value of minimum lease payments	$19,164
Less amounts due within one year	792
Totals	$18,372

The lease agreement contains a bargain purchase option at the end of the lease term. Amortization of assets held under capital leases is included with depreciation expense.

8. RELATED PARTY TRANSACTIONS

One of the members of the Company’s Board of Directors is the manager of an engine parts distributor from which the Company purchases engine parts. Purchases from this company for the three months ended September 30, 2006 and 2005 totaled $49,467 and $446, respectively. Purchases for the nine months ended September 30, 2006 were $82,058 and purchases for the nine months ended September 30, 2005 totaled $5,317. Related party purchases from this company totaled $128,428 for the period from inception (May 19, 2003) to September 30, 2006. The Company owes nothing to this company at September 30, 2006.

An officer of the Company was a senior partner in a parts distribution company prior to his employment with the Company. The Company has made purchases from this company of $488,529 and $159 for the three months ended September 30, 2006 and 2005, respectively. The Company has made purchases from this vendor of $719,239 and $24,793 for the nine months ended September 30, 2006 and 2005, respectively and $793,030 for the period from inception (May 19, 2003) to September 30, 2006. As of September 30, 2006, $88,620 was payable to this parts company.

9. INCOME TAXES

The tax effects of significant items comprising the Company's net deferred tax asset and the related valuation allowance as of September 30, 2006, and December 31, 2005, are as follows:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforward	$1,750,000	$480,000
Accrual and reserve not currently deductible	209,000	-
Other, net	19,000	-
	1,978,000	480,000
Valuation allowance	(1,978,000)	(480,000)
Net deferred tax asset recognized	$-	$-

Due to the Company's operating loss and lack of operating experience, a valuation allowance was provided for the Company's net deferred tax assets at September 30, 2006, and December 31, 2005.

As of September 30, 2006, the Company has net operating loss carryforward for federal and state income tax purposes of approximately $4,375,000, which will begin to expire in 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code.

10. PREFERRED STOCK

On September 29, 2006, the Company received $1,511,250 for the sale of 465,000 shares of preferred stock and incurred expenses related to that sale of $121,538. On October 5, 2006, the Company received $1,511,250 for an additional 465,000 shares of preferred stock and incurred expenses of $121,149 in connection with the subsequent sale. The preferred stock is convertible into an equal number of shares of common stock.

11. COMMON STOCK

At September 30, 2006, the Company sold 968,011 of its common shares at $3.25 through the private placement of its securities which was subsequently closed on October 15, 2006. The Company has received in proceeds from the private placement $222,831 and $3,145,965, respectively, for the three months and nine months ending September 30, 2006. The Company had accrued placement fees in the amount of $6,888 and $132,721, respectively, for the three months and nine months ending September 30, 2006 and will also issue warrants in connection with the raising of additional funding through the private placement. Subsequent to Seeptember 30, 2006 the Company sold 10,000 common shares at $3.25 throught the private placement.

During September 2006, shares issued in connection with the first private offering became tradable under Rule 144, subject to certain restrictions for shares held by affiliates of the Company.

12. WARRANTS

In August 2005, the Company issued warrants to purchase up to a total of 69,640 shares for services rendered in connection with the private offering of stock. These are warrants to purchase Company stock, for $1 per share for the first three years, and $1.50 for years four and five. The warrants expire on the fifth anniversary date from issuance.

At September 30, 2006, the Company had agreed to issue 133,845 warrants to certain finders in the private placement of common stock which closed October 15, 2006 (Note 11).

The Company had also agreed to issue 120,900 warrants at September 30, 2006, to certain finders in the private placement of Series A Preferred Stock (Note 10).

13. STOCK-BASED COMPENSATION

On September 1, 2005, the Company adopted an Incentive Compensation Plan (“Incentive Plan”) for the purpose of encouraging key officers, directors, employees and consultants of the Company to remain with the Company and devote their best efforts to the business of the Company. Under this plan, options may be granted to eligible participants, at a price not less than the fair market value of the stock at the date of grant. Options granted under this plan may be designated as either incentive or non-qualified options and vest over periods designated by the Board, generally over two to five years, and expire no later than ten years from the date of grant.

The Company may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At September 30, 2006, there were approximately 528,000 shares available for grant and approximately 1,472,000 shares granted. Of the shares granted approximately, 426,000 were granted as restricted stock, 202,000 were granted as non-employee stock options and 844,000 were granted as employee stock options.

During September 2006, the Board of Directors approved the repricing of all of the options granted after September 1, 2005. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of the employees. Employees' existing option grants were repriced to an exercise price of $3.50 per share (the current fair market value of the common stock as of the reprice date). Original exercise prices had ranged from $4.40 to $10.25 per share. Additionally, any unvested portion of the original option will vest over four years.

The following table presents the weighted-average assumptions, post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the Company’s historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $1.5 billion, in addition to the Company’s actual history over a thirteen-month period.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period from Inception (May 19, 2003) to September 30, 2006

Risk-free interest rate	4.60%	4.60%	4.10%
Expected volatility	116%	116%	164%
Expected life (in years)	5.5%	5.5	8.4
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$2.80	$2.80	$1.63

The following table summarizes the activity for outstanding employee and non-employee stock options, post repricing, for the nine months ended September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2005	854,000	$1.18
Granted	370,000	$3.50
Exercised	(8,000)	$1.00
Canceled/forfeited/expired	(178,334)	$1.00
Balance at September 30, 2006	1,037,666	$2.04	9.4	$1,515,000
Vested and exercisable as of September 30, 2006	380,666	$1.32	9.1	$830,000
Vested and expected to vest as of September 30, 2006	1,022,000	$2.04	9.4	$1,492,000

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and the Company’s closing stock price of $3.50 on September 29, 2006, the last day of trading in September.

As of September 30, 2006, there was approximately $2,057,000 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures and expirations. This amount is expected to be recognized over a period of four years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 30, 2006:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at December 31, 2005	304,000	$1.00
Vested	86,000	$1.00
Unvested at September 30, 2006	218,000	$1.00

As of September 30, 2006, there was approximately $208,000 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted average period of 2.8 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.00	607,666	8.9	$1.00	332,666	$1.00
$3.50	430,000	10.0	$3.50	48,000	$3.50

	1,037,666	9.4	$2.04	380,666	$1.32

14. COMMITMENTS AND CONTINGENCIES

On September 26, 2006, IDED amended the contract for the Company’s participation in the Enterprise Zone Program to include a tax abatement for the generator building. Under the Program, the Company is eligible for the following benefits, provided the Company continues to meet the amended Program requirements:

•	Funding for training new employees through a supplemental new jobs withholding credit equal to 1.5% of gross wages of the new jobs created;

•	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

•	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

•	An investment tax credit equal to 10% of the capital investment. This Iowa tax credit may be carried forward for up to seven years.

•
In order to receive these benefits, the Company must create 59 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. The Company must also pay an average median wage of $23.89 per hour and pay 80% of the employees' medical and dental insurance. Within three years of the effective date of the agreement, the Company must also make a capital investment of at least $1,329,716 within the Enterprise Zone. If the Company does not meet these requirements, a portion of the incentives and assistance will have to be repaid.

Engine Certification

The Company has begun the certification of the 4.9 liter engine. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. The Company anticipates the cost of the testing will be approximately $1,500,000 for the initial family of engines (2, 3, and 6 cylinder).

Although engine certification is necessary for the Company to sell engines to original equipment manufacturers, certification is not necessary for existing equipment applications.

Product Performance - Warranty

Estimated warranty costs and additional service actions will be accrued at the time an engine is sold to a distributor or end-user customer. Included in warranty cost accruals will be costs for basic warranty coverage on engines sold. The Company has not accrued warranty costs at September 30, 2006, and December 31, 2005, because the majority of the Company’s sales are for remanufactured engines which have limited warranties.

Component Parts Procurement

At September 30, 2006, the Company had issued approximately $1.7 million in purchase orders to several vendors for inventory to support the engine build. These purchase orders have been issued with product delivery dates through February 2007.

The Company has set up an allowance for losses on non-cancelable purchase orders. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses at September 30, 2006, were $321,178. The Company engaged in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations.

15. SUBSEQUENT EVENT

Letter of Credit/Restricted Cash

On October 16, 2006, the Company entered into a letter of credit for $330,000 with a bank to provide a line of credit for international purchasing. The letter of credit has a term of 180 days and was secured by a certificate of deposit in October at the same bank. The amount of the certificate of deposit is $350,000 and has a 14-month term with an annual percentage rate of 4.41%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

Continuing operations is dependent upon obtaining significant further financing. The Company has engaged an investment banking firm to assist in obtaining the necessary funding needed to implement the business plan. The Company believes that the funding must be secured in the fourth quarter 2006 or in the first quarter of 2007; there can be no assurance that the Company will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of September 30, 2006, we had an accumulated deficit of approximately $6.0 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Continuing our operations is dependent upon obtaining further financing early in the first quarter of 2007. There can be no assurance that we will successfully obtain financing sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-QSB, AS WELL AS IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Merger

On August 30, 2005, Hydrogen Engine Center, Inc, an Iowa corporation (“HEC Iowa”) merged with our newly formed subsidiary (the “Merger”). The Merger was made pursuant to an agreement entered into on June 3, 2005, whereby we agreed to merge our newly created, wholly owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. Following the Merger, we changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

On July 6, 2005, we revised certain terms of the proposed Merger and, accordingly, executed a revised and amended agreement and plan of merger. On July 29, 2005, we added an addendum to the agreement. The revised agreement provided for effecting a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock, instead of the previously announced 1.5 shares for 1 share split. The split was payable August 17, 2005, to stockholders of record on August 16, 2005. As a result of the revised forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,804 shares, representing 19% of the total shares outstanding immediately following consummation of the Merger. Under the terms of the merger agreement, we issued 16,297,200 shares of post-split common stock (representing 81% of our total outstanding shares (post-split) immediately following the transaction) to Ted Hollinger, who was prior to the Merger HEC Iowa’s sole stockholder, in exchange for 100% of HEC Iowa’s then outstanding capital stock, and HEC Iowa has become our wholly-owned subsidiary. In connection with the Merger, we changed our name to Hydrogen Engine Center, Inc.

We are a development stage company. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of September 30, 2006, we had an accumulated deficit of approximately $6.0 million. We have financed our operations since inception primarily through private equity and debt financings and loans from our officers, directors and stockholders, including three private placements of our equity securities.

•
On October 15, 2005, we closed the first private placement of our common stock (“First Private Offering”). We sold 3,948,500 shares of our common stock, $.001 par value, at $1.00 per share, for a total of $3,948,500 to 93 investors, which represents 14.58% of the 27,073,916 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into shares of Common Stock) as of November 7, 2006.

•
On September 29, 2006, we sold 465,000 shares of our Series A Preferred Stock at $3.25 per share, convertible into an equal number of common stock. We closed the private offering of our Series A Preferred Stock (the “Preferred Offering”) on October 2, 2006, having sold a total of 930,000 shares at $3.25 per share, which number represents 3.44% of the 27,073,916 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into shares of Common Stock) as of November 7, 2006.

•
As of September 30, 2006, we had sold 968,011 shares of common stock in our Second Private Offering of common stock (“Second Private Offering”) at $3.25 per share. We had initially offered shares in the Second Private Offering at prices ranging from $9.04 to $10.65 per share. After our stock price begin to fall sharply in late August, we repriced all of the shares in the Second Private Offering at $3.25. We attribute the decline in stock price, in part, from the fact that shares issued in connection with the First Private Offering first became tradable on September 1, 2006, under Rule 144, subject to certain restrictions for shares held by affiliates of the Company. We closed the Second Private Offering on October 15, 2006, having sold a total of 978,011 shares of common stock for a total of $3,178,464 to 41 investors, which represents 3.61% of the 27,073,916 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into shares of Common Stock) as of November 7, 2006.

The shares in all three of our private placements (the “Private Offerings”) were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

The accompanying consolidated balance sheets as of September 30, 2006, and December 31, 2005, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and 2005, and from inception (May 19, 2003) to September 30, 2006, consolidate the historical financial statements of the Company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

Overview

As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. (“HEC Canada”). HEC Iowa is a development stage company being built upon the vision of carbon-free, energy independence. On a step-by-step basis the Company is working to build engines and gensets that provide the ability to generate and use clean power on demand, where needed. Engines are available today that run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol interchangeably. The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. As the Company goes through each additional step, the products are being designed to be more efficient and finally, to produce a product line that is expected to include:

•	a zero emission engine;

•	a variable speed, permanent magnet generator; and

•	an efficient, durable engine fueled by ammonia, a readily available and transportable fuel.

We have not received the amount of capital we anticipated receiving from investors during the third quarter. We have also experienced delays in the receipt of quality parts for our engines. Although the long-term vision of the Company has not changed, these factors have caused us to expand our short-term focus from the manufacture of Oxx Power engines for sale through our distribution network. Our immediate focus now includes efforts to generate revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of the Company’s future.

We have funded our operations from inception through September 30, 2006, through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $3,948,500 in gross proceeds from the First Private Offering, $3,178,464 in gross proceeds from the Second Private Offering, $3,022,500 in gross proceeds from the Preferred Offering, and convertible loans in the amount of $557,051. We anticipate that it will need approximately $18 million in additional capital in order to consummate our business plan. Without this necessary funding, the Company will not be able to fully achieve its goals.

Research and Development Activities

Since the hiring of Robert Morrison as the Company’s Chief Operating Officer on September 25, 2006, Ted Hollinger has been able to devote a substantial portion of his time to the development and testing of the Company’s technology and intellectual property. The Company has a patent pending covering a method and apparatus for aligning a generator and an engine of a generator set. The invention comprises an alignment hub for defining an alignment position between an engine and a single bearing generator and maintaining the alignment within a predetermined tolerance. The Company has a patent pending related to a “material neutral process” for the generation of electrical power. A patent application is under review, but not yet filed, covering a method and apparatus for more efficient heat distribution and dissipation for use with an electrical generator.

The Company has entered into a number of collaborative projects around the world for the purpose of developing, testing and promoting the use of the Company’s technology. Some of those projects are discussed below.

•
In April 2006, the Company received a $179,000 order through its wholly owned Canadian subsidiary, HEC Canada~~,~~ from Natural Resources Canada for a 250kW 4+1 power generator or “genset”. Natural Resources Canada, a government agency promoting the sustainable development and responsible use of Canada's mineral, energy, and forestry resources, will integrate this genset into a wind/hydrogen project on Ramea Island off the southern coast of Newfoundland, Canada. With the wind blowing, hydrogen and electric power will be generated from wind energy and under slack wind conditions hydrogen will be used to create electric power. This reduces or eliminates the need to use fossil fuels to generate electric power when the wind is not blowing, thereby reducing operating costs and making wind projects of this kind environmentally clean. The use of hydrogen in wind projects smoothes out the peaks and valleys in wind energy production. We expect to deliver this genset to Canada prior to the end of 2006.

•
In April 2006, the Company received a purchase order from Xcel Energy Services Inc. for the purchase of one 50kW hydrogen fueled genset. This genset will be used in a wind farm setting in Colorado and the Company expects to deliver it prior to the end of 2006.

•
In August 2006, the Company received an order from Grasim Industries Limited for one 60 kW hydrogen engine together with a generator and control system. Grasim Industries, a member of the Aditya Birla Group of Indian companies, owns and operates a number of chlor-alkali manufacturing factories. The Company’s hydrogen engines and gensets are of particular interest to Grasim Industries because hydrogen is a waste product of the chlor-alkali manufacturing process. The Company expects to deliver this genset during the first quarter of 2007 for a delivery price of $30,000. The Company and Grasim have entered into a Memorandum of Understanding as a first step toward the goal of working together to develop and market a complete electrical generation system for the chlor-alkali manufacturing industry.

•
In September 2006, the Company entered into a letter of intent with Sawtelle & Rosprim, Inc. Under the terms of the letter, the two companies will work together to design and build the world’s first ammonia fueled irrigation pump system for the purpose of meeting California’s new emissions requirements scheduled to go into effect in 2010. Plans include integrating the Company’s ammonia-powered engines with Sawtelle’s pump technologies and expertise to complete a prototype system for testing and evaluation.  We expect that the prototype system will be tested in California during the 2007 irrigation season.

•	The Company will deliver one hydrogen-powered 4.9L hydrogen-fueled engine to Hidrener - Hidrogen Enerji Sistemleri A.S. in Turkey. This order is part of a United Nations energy project in Turkey.

•
On November 6, 2006, the Company entered into a Memorandum of Understanding with ITM Power plc (“ITM”), one of the UK’s leading innovators within the alternative energy industry. The parties plan to jointly develop products for a non-polluting, grid-independent energy system which can undergo early field trial testing. The Company anticipates that ITM can offer an assured supply of hydrogen using ITM’s low cost electrolyzer technology. ITM anticipates that HEC will provide an early route to the provision of a complete system package using HEC's proven engine technology. The combination of a hydrogen-fueled internal combustion engine and a low cost electrolyzer could provide the essential technology to convert low-value, intermittent, renewable energy (wind, solar) into a reliable, non-fossil energy supply. Subject to the production of satisfactory results from the field trials, the Company and ITM will progress into detailed discussions with the intention of entering a more formal commercial exploitation arrangement.

•
The Company participates in a program called “Carbon Saver Project” in which it has developed and supplied a hydrogen-natural gas generator of 5kW to Atlantic Hydrogen in New Brunswick, Canada. This generator is based on the controller developed by HEC Canada and can operate on any mixture of hydrogen and natural gas. The Company expects to ship one 10kW unit prior to the end of 2006 and a 50kW unit some time during 2007.

Results of Operations

A summary statement of our operations, for the nine-months ended September 30, 2006 follows:

	2006	2005
Revenues	$202,040	$20,887

Cost of Sales	168,365	13,521

Gross Profit	33,675	7,366

Operating Expenses	4,569,306	562,091

(Loss) from Operations	(4,535,631)	(554,725)

Other Income (Expense)	(44,086)	(12,428)

Net Income (Loss)	$(4,579,717)	$(567,153)

Historical information for periods prior to the Merger is that of HEC Iowa.

Because we are still developing the products described above, and just completed our manufacturing facility during first quarter 2006, we have not realized significant revenues to date. During the three months ended September 30, 2006, we realized sales of $126,331, which amount includes proceeds from the sale of 120 of our remanufactured engines and one new Oxx Power engine. During the three months ended September 30, 2005, we realized $7,287 in sales. During the nine months ended September 30, 2006, we realized $202,040, which amount includes proceeds from the sale of 150 of our remanufactured engines and four of our new Oxx Power engines. During the nine months ended September 30, 2005, we realized $20,887 in sales. Since inception we have realized total sales of $245,600. We also have received progress payments of $19,600 for a 50KW hydrogen generator project and progress payments of $107,172 from a 250KW “4+1” hydrogen generator project. These receipts are recorded as unearned revenue in our financial statements.

We are working diligently toward commencement of full operations, however, supplier delays and quality issues have put us behind schedule. We intend to engage actively in lifecycle and durability testing over the next 45-60 days, with a goal of achieving 1,000 hours of testing on our new 4.9L Oxx Power engine. Although we have already completed 300 hours of testing on the engine, this additional information will give us the ability to demonstrate the quality of our engines and to work with our distributors to market and sell our products in the volumes required to meet our business plan. We expect to have these supplier and quality issues resolved in the first quarter of 2007 and to be capable of full operations at the end of the 2nd quarter of 2007. We do not expect to reach positive cash flow until 4th quarter 2007 or early 2008, subject to successful resolution of these issues as well as a number of risk factors discussed elsewhere in this document.

The manufacturing portion of our new building was completed during the first quarter of 2006. We have more work to do to get our dynamometer room in the condition necessary for full operations. We are in the process of identifying and acquiring dynamometers that are capable of providing us with the full range of instrumentation and computer printouts required to satisfy our customers’ current and future needs. We are installing all the necessary sensors and safety equipment to be fully capable of running our dynamometer operation on customer required fuels including hydrogen. Upon completion we will seek the appropriate permits from regulatory authorities. We continue the process of hiring new personnel, improving manufacturing processes, and improving our supply chain.

We have incurred a total of $797,504 in sales and marketing costs for the period from inception (May 19, 2003) to September 30, 2006. Sales and marketing expenses for the three months and nine months ended September 30, 2006, were $263,442 and $675,930, compared to $68,354 and $87,983 for the three months and nine months ended September 30, 2005. The increase in sales and marketing costs recognized over the past nine months has been primarily due to an increase in sales staff and an increase in costs for marketing our products. We expect this number to increase significantly during the remainder of 2006 and during 2007 as we pursue national and international sales opportunities.

We have incurred a total of $3,230,120 in general and administrative expenses for the period from inception (May 19, 2003) to September 30, 2006. General and administrative expenses were $852,886 and $2,426,617 for the three months and nine months ended September 30, 2006, and $256,166 and $317,766 for the three months and nine months ended September 30, 2005. We also include expenses related to pre-production including production personnel, purchasing costs and the costs associated with production ramp up, in general and administrative costs. Total pre-production costs included in general and administrative expenses for the nine months ending September 30, 2006 totaled approximately $675,000. Management expects similar or greater increases for the year ending December 31, 2006 and during 2007 in general and administrative expenses due to the anticipated hiring of additional personnel, purchase of production supplies, costs related to the new facility and other efforts related to the commencement and expansion of our operations.

We have incurred $1,396,754 in costs related to research and development since inception. Research and development costs were $438,290 and $943,042 for the three months and nine months ended September 30, 2006, and $113,637 and $156,342 for the three months and nine months ended September 30, 2005. The increase in research and development costs has been a direct result of increased new product development. We also included mold fees in the amount of $103,300 for which we could not retain title as research and development expense. Management expects research and development costs to continue to increase during the remainder of 2006 and 2007.

We reported a decline in market value of inventory of $75,980 during the three months ended September 30, 2006 and $187,460 during the nine months ended September 30, 2006. No similar decline was reported during 2005. At September 30, 2006, we have recorded a current liability of $321,178 for non-cancelable purchase orders. The estimated losses result from future sale of remanufactured engines for sales prices less than the estimated cost to manufacture. The assembly of remanufactured engines has been part of the training, testing and other steps necessary for the commencement of operations. We have received a limited number of the component parts necessary to begin manufacturing of our new 4.9L Oxx Power engines. We expect to continue the transition from production of remanufactured engines to production of our new 4.9L Oxx Power engines as larger numbers of these component parts arrive.

We have incurred a net loss of $5,960,405 from inception (May 19, 2003) through September 30, 2006. We reported a net loss of $1,636,593 for the three months ended September 30, 2006 and $4,579,717 for the nine months ended September 30, 2006. We reported a net loss of $439,369 for the three months ended September 30, 2005 and $567,153 for the nine months ended September 30, 2005. We expect to continue to operate at a net loss until such time as we can complete development of our initial engines, reach full production in our facilities, and begin to realize a substantial increase in sales.

Critical Accounting Policies

In July 2006, we received a comment letter from the staff of the Division of Corporation Finance of the SEC. The comments from the staff were issued with respect to its review of our Form 10-KSB for the year ended December 31, 2005 and our Form 10-QSB for the quarterly period ended March 31, 2006. The letter included comments relating to the accounting treatment and disclosures of certain options and share-based compensation. We responded to the SEC’s comments letter on August 31, 2006. We have received no further comment.

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period.

Stock-based Compensation

We consider certain accounting policies related to the recapitalization of the Company and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

Liquidity and Capital Resources

Continuing operations is dependent upon obtaining significant further financing. The Company has engaged an investment banking firm to assist in obtaining the necessary funding needed to implement the business plan. The Company believes that the funding must be secured in the fourth quarter 2006 or in the first quarter of 2007; there can be no assurance that the Company will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the Company. These conditions raise substantial doubt about the ability to continue as a going concern.

Short-Term and Long-Term Debt Sources

From inception through September 30, 2006, we have used $5,240,502 in cash in our operating activities and $2,827,853 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the First Private Offering, $3,145,965 in gross proceeds from the Second Private Offering, $1,511,250 in gross proceeds from the Preferred Offering, and convertible loans in the amount of $557,051. We also received $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund and $1,172,052 from bank financing. We incurred expenses of $486,332 in connection with the First and Second Private Offering of common stock and expenses of $121,538 in connection with the Preferred Offering. Our aggregated net loss from inception through September 30, 2006, was $5,960,405. Our cumulative net loss has resulted principally from expenditures related to commencement of our operations as well as research and development.

We have available credit with Iowa State Bank, secured by a mortgage on Lot 1 of Snap-on Industrial Park in Algona, and represented by a promissory note in the maximum amount of $500,000. As of September 30, 2006, $495,337 has been drawn on the note. The note carries interest at the annual rate of 5.89%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available. On July 18, 2006 we secured an additional note from Iowa State Bank for $75,000 of which we have drawn $32,418 through September 30, 2006. This additional note matures on December 16, 2006 and bears interest at the rate of 6.49%. This second note is also secured by the mortgage on Lot 1 of Snap-on Industrial Park in Algona. Forward looking statements we have made in this document regarding anticipated future financial performance of the Company are based in part on the assumption that these notes will be refinanced when due on December 16th on terms acceptable to the Company. The Company is confident that this assumption is reasonable.

On April 4, 2006, we secured a mortgage with Farmers State Bank for $600,000 at an annual adjustable rate of 6.0%. The mortgage is secured by a mortgage on Lots 3, 4, and 5 of Snap-on Industrial Park in Algona, the site of our main production facility.

At September 30, 2006, we had cash on hand of $1,882,497, and $2,346,248 at December 31, 2005.

Accounts receivable increased from $3,200 on December 31, 2005, to $143,100 on September 30, 2006. The increase is related primarily to commencement of sales of our products, particularly our remanufactured engines.

Inventories increased from $206,091 at December 31, 2005, to $1,718,153 at September 30, 2006, due to the purchase of engine blocks and parts.

Prepaid expenses increased from $77,423 at December 31, 2005, to $140,487 at September 30, 2006, due primarily to the prepayment of engine blocks and parts.

Our accounts payable increased from $236,341 at December 31, 2005, to $801,136 on September 30, 2006, primarily because of inventory and supply costs associated with the commencement of our operations. We had accrued expenses of $191,315 at September 30, 2006, compared to $69,768 at December 31, 2005.

We recorded a write-down of inventory of $75,980 this quarter and an accrual for purchase commitment loss of $336,257 at September 30, 2006 for outstanding purchase orders. We undertook the production of remanufactured engines as part of the process of preparing for the commencement of our operations as a manufacturer of new Oxx Power engines. The production of these engines has been part of our workforce training, the development of service and warranty manuals and assembly procedures, and the implementation of ISO 9000 quality procedures. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less that the estimated cost to manufacture. There was no purchase commitment loss at September 30, 2005. We believe that we may be able to reduce or eliminate this purchase commitment loss by producing and selling engines in power units and generators using our remanufactured engines.

At September 30, 2006, we had current assets of $3,888,390 and stockholders’ equity of $3,682,977, compared to current assets of $2,763,214 and total a stockholders' equity of $3,204,533 at December 31, 2005.

Plan of Operation

We anticipate that our expenses will continue to increase significantly as we work toward full operations, including increased expenditures for research and development as well as additional personnel, product development, inventory purchases, and construction costs. Accordingly, management believes that current cash on hand will only be sufficient to satisfy our cash requirements through the end of January 2007. We will be required to raise significant amounts of additional capital resources during the fourth quarter of 2006 or first quarter of 2007. We anticipate that sales will increase steadily throughout 2007, subject to timely receipt of quality parts ordered from suppliers, which may add to cash reserves. Additional cash will be needed to sustain operations, or if management determines to accelerate the expansion of our operations. We intend to seek additional funds through private or public sources and/or the sale of securities and have retained an investment banking firm for that purpose. We anticipate offering debt or equity securities in a private placement during fiscal year 2006 or early during fiscal year 2007. There is no assurance that we will be able to raise the necessary capital from such an offering, that funds will be available from any other source, or, that even if they are available, that they will be available on terms that will be acceptable to us.

We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are totally dependent upon debt and equity funding.

We believe that the manufacture and sale of our current Oxx Power engines and gensets are the first steps toward our vision of a carbon-free, energy independent future. Our business plans include the design, production and marketing of engines and gensets to provide clean power on demand, where needed. Our ability to attain this vision depends upon our ability to obtain necessary capital. The company has a patent pending covering a method and apparatus for aligning a generator and an engine of a generator set. The invention comprises an alignment hub for defining an alignment position between an engine and a single bearing generator and maintaining the alignment within a predetermined tolerance. The company has a patent pending related to a “material neutral process” for the generation of electrical power. A patent application is under review, but not yet filed, covering a method and apparatus for more efficient heat distribution and dissipation for use with an electrical generator.

In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we will not be able to attain our goals and we may have to cease or severely curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements and for construction of our manufacturing facilities, but there can be no assurance that we will be able to continue to do so.

We anticipate that we can produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility and expect to be at full capacity during the second half of 2007. We anticipate that if we are successful in obtaining funds through private or public sources, we will explore the expansion of our present facilities. An expansion will be necessary to provide needed space for the assembly of our 7.5L (V-8), 2.4L (3-cylinder), 1.6L (2-cylinder) and .8L (1-cylinder) engines. We anticipate the cost for an expansion of our production facilities, including equipment, to be approximately $1.5 million. We also expect during the next 24 months to add administrative facilities for an approximate cost of $1.2 million. We anticipate our capital expenditures for 2006 will be approximately $5.1 million, subject to sufficient capital from anticipated financing.

On June 12, 2006, we completed validation of the form, fit and durability of our first Oxx Power 4.9L engine by running the engine on a dynamometer, using propane as a fuel, for a minimum of three hundred hours. In addition to the durability testing, we hot test each individual Oxx Power engine for approximately thirty minutes prior to shipment. We anticipate the warranty on our 4.9L engines will be 3 years or 3,000 hours, whichever comes first. We expect that durability testing for emission certification will involve a minimum of 5,000 hours. We expect that the validation process for our other engines will be substantially the same.

To date we have received 205 new Oxx Power blocks from our supplier in China. We have inspected approximately 105 of those blocks and have rejected approximately 10% of them. We anticipate that we will receive a credit from the supplier for the rejected product. The blocks that meet our standards will be used to build the first Oxx Power 4.9L engines. In August, our sales and marketing department presented to each of our ten (10) distributors, a new 4.9L Oxx Power engine. We are also in the process of developing service and warranty manuals for the 4.9L Oxx Power engine. Our ISO 9000 implementation is ongoing and we are in the process of completing drawings and documenting the specifications for quality testing.

Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines, and engines that operate on non-polluting fuels like hydrogen, are not subject to the same requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the first or second quarter of 2007. We believe it will cost approximately $1.5 million to certify our initial family of engines, the two, three and six cylinder engines. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $5.0 million (including this certification process) in 2007, subject to sufficient capital from anticipated financing.

We are dependent on a small number of vendors to supply the components for our 4.9L engines. As of September 30, 2006, we had total purchase orders outstanding to our suppliers of approximately $1.7 million. In July we established a relationship with a supplier in China for production of the blocks used in our 4.9L engines and as of September 30, 2006, have outstanding purchase orders totaling approximately $330,000 to this supplier. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of the blocks from this supplier as well as timely receipt of the other components from a few other suppliers. As of September 30, 2006, we have issued blanket purchase orders totaling approximately $850,000 to a second vendor for the purchase of various component parts, including cylinder heads. As of September 30, 2006, we have issued blanket purchase orders totaling approximately $250,000 to a third vendor for the purchase of other various component parts. Although we expect product flow and production of the new 4.9L engines to increase during the first quarter of 2007, further delivery delays from our suppliers would further delay sales of new 4.9L engines to our distributor network and would adversely affect our ability to generate revenue.

We are expanding our search for vendors who can manufacture component parts to our specifications. We anticipate having other sources for our engine parts by the end of 2006.

Employees

We had 25 employees as of September 30, 2006. We expect to have 30 employees on or about January 1, 2007.

Net Operating Loss

We have accumulated approximately $4.4 million of net operating loss carryforward as of September 30, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax-exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

•
We have a note with Iowa State Bank, Algona, Iowa, in the amount of $500,000, of which $495,337 has been drawn as of September 30, 2006, that carries a fixed annual rate of 5.890%. Interest is payable monthly and the note will mature on December 16, 2006. We anticipate that this note will be rolled over into permanent financing upon maturity, but cannot provide assurance that such financing will be available or on what terms. We have a second note with Iowa State Bank in the amount of $75,000 of which $32,418 has been drawn as of September 30, 2006 that carries an interest rate of 6.49% and also matures on December 16, 2006.

•
As of April 4, 2006, we have a loan from Farmers State Bank, Algona, Iowa, in the amount of $600,000 that provides for interest at an annual adjustable rate of 6.00%. Principal and interest on the note are due April 4, 2007.

•
The Company obtained $200,000 from the City of Algona in September 2005. There is no interest on this loan provided the Company creates and retains at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. The Company is accruing interest on this note until the terms of the note have been met.

•
On June 27, 2005, the Company executed a note payable of $146,124 from the Algona Area Economic Development Corporation. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon the Company achieving certain performance targets. The Company is accruing interest on this note until the terms of the note have been met.

•
On December 16, 2005, the Company assumed a no interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500. This note was recorded at the fair value of future payments using an interest rate of 10%.

•
On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded the Company a grant in the amount of $150,000. If certain requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010 at 6% interest per annum with equal quarterly payments. The Company is accruing interest on this note until the terms of the note have been met.

•
Also, on June 28, 2005, IDED awarded the Company a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. If certain conditions are not met, any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement. The Company is accruing interest on this note until the terms of the note have been met.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process has not been formalized, we believe that the controls and procedures in place during the first, second and third quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC’s rules for the preparation of this report.

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

HEC Iowa was incorporated on May 19, 2003, and has a limited operating history and has incurred net losses since inception, including $1,636,593 of losses incurred during the quarter ended September 30, 2006 and $5,960,405 of losses incurred from inception. Prior to the merger of August 30, 2005, the Company (then known as “Green Mt. Labs, Inc.”) had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

•	timely receipt of required financing;

•	successful pursuit of our research and development efforts;

•	protection of our intellectual property;

•	reliability of our suppliers;

•	reasonable costs of building, maintaining, and expanding our facilities and our operations;

•	quality and reliability of our products;

•	ability to attract and retain a qualified work force in a small town;

•	size and timing of future customer orders, milestone achievement, product delivery and customer acceptance;

•	success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	actions taken by competitors, including suppliers of traditional engines, hydrogen fuel cells and new product introductions and pricing changes;

We cannot assure you we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

Additional financing to proceed with our anticipated business activities is required. There can be no assurance that financing will be available on terms beneficial to us, or at all.

In order to proceed with our anticipated business activities, we have retained an investment banking firm to assist us in obtaining additional financing in a timely fashion. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Although we expect to offer securities of the Company for sale during 2006 and early 2007, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.

If we are not able to obtain the needed financing in a timely fashion, our ability to fulfill our business plans and reach full production capacity will be materially impaired.

Reliance on principal suppliers.

We contract the manufacture of many of our components for our Oxx Power engines to third parties, mainly in the United States and China. In many cases, we do not have an alternative suppliers, and have found that finding a suitable replacement is time-consuming and expensive. We have experienced problems receiving quality parts needed for production of our Oxx Power engines. These problems have adversely affected our operations and our financials results. If these problems persist our business, financial condition and results of operations could be materially and adversely affected

We are dependent on a small number of vendors to supply the components for our 4.9L engines. In July we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines and as of September 30, 2006, have outstanding purchase orders totaling approximately $330,000. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of the blocks from this supplier as well as timely receipt of the other components from a few other suppliers. As of September 30, 2006, we have issued blanket purchase orders totaling approximately $850,000 to a second vendor for production of cylinder heads. As of September 30, 2006, we have issued blanket purchase orders totaling approximately $250,000 to a third vendor for production of other various component parts.

Because our capital raising has been slower than anticipated and because of problems with our suppliers, we have changed the initial focus of our business operations.

The Company is focused on the development and production of technology that provides the ability to generate and use clean power on demand, where needed. Although this long-term focus has not changed, our shortage of capital and problems with suppliers have caused us to expand our short-term focus from the manufacture of Oxx Power engines for sale through our distribution network. Our immediate focus now includes efforts to generate revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of the Company’s future. A change of focus, even on a short-term basis, can cause disruption in operations and thus adversely affect our results of operation.

We may experience significant and rapid growth if we are able to capitalize on the expansion of the industrial engine and genset markets. If we are unable to hire and train staff to produce our products, handle sales and marketing of our products and manage our operations, such growth could materially and adversely affect us.

We intend to proceed with initiatives intended to capitalize on the need for more efficient industrial engines, engines that use alternative fuels and the interest in more environmentally friendly sources of power. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our relatively small management team to implement appropriate management, operational and financial systems and controls and to successfully hire, train, motivate and manage employees. As of September 30, 2006, we had a total of 25 employees. We hope to have approximately 30 employees by January 1, 2007.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough product to meet customer demand and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure and other resources. Our management team is currently under considerable strain with the current level of our operations and our limited financial capacity to hire additional employees. Our ability to manage future growth effectively will require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal controls and disclosure controls and procedures in accordance with Sarbanes Oxley 404. Although this process has not been formalized, we believe that the controls and procedures in place during the third quarter have allowed us to secure information required to be disclosed, within the time periods specified in the SEC’s rules for the preparation of this report.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain key employees including our executive officers and, in particular, our founder Ted Hollinger, and our newly hired Chief Operating Officer, Robert Morrison. We currently do not carry "key man" insurance on our executives; however, we are in the process of securing such insurance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may experience difficulty in recruiting experienced engineers, management personnel and others who are interested in living and working in the Algona area.

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

We are in the process of transitioning to production in our new facility. Because all of the production procedures and processes, as well as the facility, are new to us and to all of our employees, we could experience unexpected delays in production during fiscal years 2006 and 2007. Additionally, it is possible that we could experience additional unforeseen quality control issues as we ramp up to full production. Should any such delay or disruption occur in transitioning to production, our anticipated sales will likely be materially and adversely affected.

The products produced in our new facility could contain undetected design faults despite our testing. We may not discover these faults or errors until after our customers have used a product. Any faults or errors in our products may cause delays in product introduction and shipments, require design modifications or harm customer relationships, any of which could adversely affect our business and competitive position.

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

Acceptance of hydrogen and ammonia as alternative fuels will affect our ability to achieve commercial application of our products and technologies..

Members of the public may be wary of hydrogen because hydrogen, as compared to other fuels, has the largest flammability limit (4% to 77% of hydrogen in air). This means that it takes very little hydrogen to start a fire. On the other hand, hydrogen is a light gas. As such, if there is a hydrogen leak, it will immediately diffuse into the surrounding air. With proper precaution hydrogen could be as safe as any other fuel. The main benefit of hydrogen as a fuel is that it produces no pollution or greenhouse gases when it is used in an internal combustion engine. Member of the public may also be wary of ammonia because it is toxic. The development of a market for our engines is dependent in part upon the development of a market for hydrogen and ammonia as fuels, which may be impacted by many factors, including:

•	consumer perception of the safety of hydrogen and willingness to use engines powered by hydrogen;

•	the cost competitiveness of hydrogen or ammonia as a fuel relative to other fuels;

•	the future availability of hydrogen as a fuel;

•	adverse regulatory developments, including the adoption of onerous regulations regarding hydrogen, or ammonia, use or storage;

•	barriers to entry created by existing energy providers; and

•	the emergence of new competitive technologies and products.

Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.

Our business is subject to and affected by federal, state, local and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. We have received approval from the Iowa State Fire Marshall for limited use in the dynamometer room where we test our engines. However, full occupancy is subject to final inspection once new dynamometers, testing equipment and sensors have been installed. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or the businesses of our customers’ businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

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

We depend on the perceived demand for the application of our technology and resulting products. Our products are focused on reducing CO2 emissions and upon the use of alternative fuels for industrial uses, such as ground support vehicles, and for the power generation business. Therefore, our business is susceptible to downturns in the airline industry and the genset portion of the distributed power industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

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

If we fail to keep up with changes affecting our technology and the markets that we will ultimately serve, we will become less competitive and future financial performance would be adversely affected.

In order to remain competitive and serve our potential customers effectively, we must respond on a timely and cost-efficient basis to the need for new technology, as well as changes in technology, industry standards and procedures and customer preferences. We need to continuously develop new technology, products and services to address new technological developments. In some cases changes may be significant and the cost of implementation may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our technology, products and services may have a material and adverse effect on our operating results.

Local, state, national, and international laws or regulations could adversely affect our business.

Our future success depends in part on laws and regulations that exist, or are expected to be enacted around the world. Should these laws or regulations take an adverse turn, this could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect our business.

Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations, which are defined and enforced, by the Environmental Protection Agency and California Air Resources Board. Stand-by and replacement engines are not subject to these requirements.

The use of hydrogen and ammonia may expose us to certain safety risks and potential liability claims.

Our business will expose us to potential product liability claims that are inherent in hydrogen or ammonia and products that use hydrogen or ammonia. Hydrogen is a flammable gas and therefore a potentially dangerous product. Ammonia is quite toxic. Any accidents involving our engines or other hydrogen- or ammonia-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms, or at all.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce prices.

Our future success depends in part on our ability to develop, protect and preserve our proprietary rights related to our technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not currently own any patents, although two patents are pending related to our technology. We anticipate making several patent applications in the future. We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, contracts, and limited information distribution, as well as confidentiality and work for hire, development, assignment, and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

As a public company, we incur significant legal, accounting and other expenses that HEC Iowa did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we may have to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Our amended certificate of incorporation authorizes the board of directors to issue up to 10 million shares of preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine. The board of directors has recently designated 1,000,000 of the authorized preferred shares as the Series A Preferred Stock. Additional shares of preferred stock could be designated in the future. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

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

•
Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and preferences of that preferred stock;

•	There is no cumulative voting in the election of directors; and

•	Stockholders cannot call a special meeting of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, the Company granted options to purchase 137,000 shares to employees under the Company’s 2005 Incentive Compensation Plan. During September 2006 the Board of Directors approved the repricing of all options granted after September 1, 2005 to $3.50 per share (the closing price on the date of grant, September 29, 2006). The Board of Directors determined that the repricing was in the best interests of the Company as exercise prices prior to the repricing ranged from $4.40 to $10.25, significantly in excess of the price at which the shares were then trading. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on March 31, 2006, which report is incorporated herein by reference.

On May 22, 2006, we commenced our Second Private Placement, through which, as of September 30, 2006, we have received gross subscriptions of approximately $3.2 million for 968,011 shares. We closed the Second Private Placement on October 15, 2006, having received gross proceeds of $3.2 million for 978,011 shares, all of which, less fees of approximately $133,000, was immediately available to the Company. On September 29, 2006 the Company received proceeds of $1,511,250 in a subscription for 465,000 shares of Series A Preferred stock in the Preferred Offering. The Preferred offering was closed on October 5, 2006 with the receipt of proceeds of $1,511,250 in a subscription for an additional 465,000 shares of Series A Preferred Stock. The proceeds of the Preferred Offering, net of fees of approximately $242,000, were immediately available to the Company.

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

HYDROGEN ENGINE CENTER, INC.

Date: November 16, 2006	By	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger President and Chief Executive Officer

Date: November 16, 2006	By	/s/ Sandra Batt
Sandra Batt Chief Financial Officer