Form 10KSB
period 2006-12-31
HYDROGEN ENGINE CENTER, INC.
filed 2007-04-17
CIK 1272703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response . . . 1646
Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-50542

HYDROGEN ENGINE CENTER, INC.
(Name of small business issuer in its charter)

Nevada	82-0497807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2502 East Poplar Street, Algona, Iowa	50511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (515) 295-3178

Securities registered under Section 12(b) of the Exchange Act: ☐

Title of each class     Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

$0.001 par value Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                             ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒No

State issuer’s revenues for its most recent fiscal year.  $278,344

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 20, 2007, we had 9,396,358 shares held by persons not considered affiliates of the company. The average of the closing bid and ask prices on that date was $3.175 for an aggregate market value of shares held by non-affiliates of $29,833,437.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 20, 2007
Common, par value $.001	26,143,914
Series A Preferred, par value $.001	930,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Hydrogen Engine Center, Inc., a Nevada corporation (the “company,” “HYEG,” “us,” “we,” or “our”) designs, manufactures and distributes spark-ignited internal combustion engines and power generation systems powered with cleaner-burning fuels, including hydrogen, propane, natural gas and ethanol. We can deliver hydrogen-powered engines and gensets which produce near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our founder organized the company to offer clean, green products to the industrial market. Our common stock trades on the Bulletin Board under the symbol “HYEG.OB.”

Our products are being marketed under the brand name “Oxx Power.” We distribute our products through direct sales, as well as through a network of industrial engine distributors. On a step-by-step basis, we are working to build engines and gensets that provide the ability to generate and use clean power on demand, where needed. Engines are available today that run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol interchangeably. The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. As we go through each step, the products are being designed to be more efficient and, finally, to produce a product line that is expected to include:

•	a zero-emission, closed loop engine;
•	a variable speed, permanent magnet generator; and
•	an efficient, durable engine fueled by ammonia, a readily available and transportable fuel.

We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts and, as a result, delays in initiating the certification process for our engines. Although the long-term vision of the company has not changed, these factors have caused us to expand our short-term focus to include efforts to generate revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines and new Oxx Power™ engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of the company’s future.

Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”) was incorporated on May 19, 2003 by Theodore G. Hollinger, formerly Director of Engineering at Ford Motor Company and Vice President of the Power Conversion Group at Ballard Power Systems responsible for development of hydrogen engine gensets. Operations commenced with the lease of the facilities in Algona, Iowa. Mr. Hollinger left Ballard with the ultimate intention of continuing the commercialization of hydrogen engines. His employment contract with Ballard contained a one-year, non-compete clause related to internal combustion engines, which expired on May 29, 2003. HEC Iowa was founded with the goal of establishing a “hydrogen engine center of excellence” to foster the development of alternative fuel engines and generator systems.

On August 25, 2005, we incorporated Hydrogen Engine Centre (HEC) Canada, Inc. (“HEC Canada”). HEC Canada is located in Quebec and works with Universite Du Quebec at Trois-Rivieres (a Canadian Corporation) on matters related to hydrogen research. HEC Canada was founded with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator systems. The actual development and assembly of our products is completed in the United States. The engine controller used to program the engines to run on alternative fuels and hydrogen is manufactured in small quantities at the Universite Du Quebec a Trois-Rivieres in Canada.

Corporate History

The company (previously known as Green Mt. Labs, Inc.) was originally organized in Idaho on July 12, 1983 to acquire and develop mining claims. The company initially acquired certain unpatented mineral claims located in the Miller Mountain Mining District near Idaho City, but the claims were eventually written off in 1997. Corporate records do not indicate the extent to which the company developed the property. Because the company had no available funds, it was unable to continue to pay the necessary assessment fees related to the claims. In 1997, the claims were abandoned and written off because management was unable to determine the future value of the claims.

In January 1996, the company effected a 1 share for 10 shares reverse stock split of its 10,000,000 shares of common stock then issued and outstanding. This reverse split resulted in 1,000,000 shares being issued and outstanding.

In August 2000, the company formed a new Nevada corporation for the purpose of transferring the company's domicile from Idaho to Nevada. In March 2001, the company implemented the change of domicile by effecting a merger between the Idaho and Nevada corporations, resulting in the Nevada corporation being the surviving entity and the Idaho corporation being dissolved.

On August 30, 2005, we completed the acquisition of HEC Iowa. The acquisition was made pursuant to an Agreement and Plan of Merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005. To accomplish the acquisition, we merged our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa with HEC Iowa being the surviving entity. Just prior to the acquisition, we had completed a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock. As a result of the forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,800 shares, representing 19% of the total outstanding shares following consummation of the acquisition. Under the terms of the acquisition agreement, we issued 16,297,200 shares of our post-split common stock (representing 81% of our total outstanding shares (post-split) immediately following the transaction) to Ted Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa’s outstanding capital stock. HEC Iowa has become our wholly-owned subsidiary. In connection with the acquisition, we have changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

As a result of the merger transaction and acquisition of HEC Iowa, we assumed all of the operations, assets and liabilities of HEC Iowa and HEC Canada. HEC Iowa and HEC Canada are both development stage companies engaged in designing, developing and manufacturing internal combustion engines and generation systems that use alternative fuels.

We have funded our operations from inception through December 31, 2006, through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $7,126,964 gross proceeds from two private offerings of Common Stock (as described below) and $3,022,500 in gross proceeds from the private offering of Series A Preferred Stock, and convertible loans in the amount of $557,051. We anticipate that we will require approximately $10 million in additional capital in order to consummate our business plan. Without this necessary funding, we will not be able to fully achieve our goals.

On October 11, 2005, we closed a private placement of our common stock (“First Private Offering”) at $1.00 per share. We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 14.58% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of Common Stock) as of February 20, 2007. We sold the shares in a private transaction and we relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

On October 2, 2006, we closed the sale of 930,000 shares of our Series A Preferred Stock at $3.25 per share, convertible into an equal number of shares of common stock (the “Series A Preferred Offering”), which number represents, on an as-converted basis, 3.44% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of Common Stock) as of February 20, 2007

On October 15, 2006, we closed the sale of 978,009 shares of common stock in our Second Private Offering of common stock (“Second Private Offering”) at $3.25 per share for a total of $3,178,464 to 41 investors, which represents 3.61% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of Common Stock) as of February 20, 2007.

We are currently offering shares of our Series B Preferred Stock (the “Series B Offering”). As of April 17, 2007, we have received subscriptions for 1,023,500 shares of Series B Preferred Stock. Those shares will be convertible into 1,023,500 shares of common stock. Funds for these subscriptions have been deposited and we are awaiting notification that all deposits have cleared our bank account. Because of anti-dilution protections, the number of shares of common stock into which the Series A Preferred shares are convertible increased after issuance of the shares of Series B Preferred Stock from 930,000 to 1,511,250. All shares of Series A and Series B Preferred stock are considered restricted securities.

The shares in all of our private placements (the “Private Offerings”) were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

Principal Products and Markets

Our products are being marketed under the brand name Oxx Power™. Oxx Power engines and gensets are being assembled and tested mainly in Algona, Iowa. Our product line includes:

•	4.9L, 6-cylinder Oxx Power™ Engine
•	Oxx Power™ Open Power Units
•	50kW Oxx Power™ Hydrogen Genset
•	250kW 4 + 1™ Hydrogen Genset
•	Oxx Boxx™ Engine Controller

The products listed above are available for delivery. In addition to the above, we have developed a prototype for a 1.6L, 2-cylinder engine and a 2.4L, 3-cylinder engine; we have also signed a letter of intent with ITM Power PLC of Cambridgeshire, UK to develop a .8L, 1-cylinder engine. We have also converted and shipped two 6.8L V10 hydrogen-fueled engines.

4.9L Oxx Power™ Engine - We started re-manufacturing Ford F-300 engines to specifications that were intended to increase durability and reduce emissions, while maintaining the form, fit and function of the original engine. To accomplish this we entered into a business relationship with an engine parts and machining vendor and a Ford Power Products distributor. We used parts and product guidance that had been developed over 40+ years by established manufacturers and users of industrial engines. From June of 2003 until March of 2005 we concentrated on developing parts for the F300, 4.9L, inline 6-cylinder, engine. We built 37 re-manufactured engines to the new specifications, tested them, and proceeded to sell a few engines to make sure the customer base was going to accept the product. We then turned our attention to building the 81 parts necessary for an entirely new 4.9L engine long block. We have acquired a trademark on the name Oxx Power.

The 4.9L Oxx Power engine is not yet certified to meet the 2007 emission standards and failure to meet these standards could adversely affect sales. Engine certification is necessary for us to sell engines to original equipment manufacturers for mobile off-road applications and will also be necessary for distributed power generation applications in 2008 and stand-by power generation applications in 2009. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. We anticipate beginning the certification process in the second quarter of 2007 and intend to have emission-certificated 4.9L engines available in the fourth quarter of 2007, providing we can obtain the necessary financing.

Oxx Power™  Open Power Units. In March 2007 we commenced shipping our Oxx Power™ open power units (OPU). An open power unit is a user-configurable system that allows for customization in the field. Distributors or end-user customers can install a variety of “power take off” devices including pumps, generators, compressors and more. Our OPUs run on a variety of fuels, such as ethanol, natural gas, propane, and hydrogen. We see our OPUs as a natural value-added product for our distributors to sell and service, and for customers to customize to meet a wide array of needs. Our OPUs are designed to be a solution for the global agricultural, irrigation and industrial segments.

50kW Oxx Power™ Hydrogen Genset - We have tested and delivered a 50kW hydrogen-fueled Oxx Power™ genset to the National Renewable Energy Lab in Boulder, Colorado, through our project with Xcel Energy Corporation. This genset will be used in a wind farm -proving how our solution can extend the use of wind power. We have shipped another 50kW hydrogen-fueled Oxx PowerTM genset for delivery to Grasim Industries, a member of the Aditya Birla Group of Indian companies for use in the production of electricity for a chlor-alkali manufacturing factory, which produces hydrogen as a bi-product of the manufacturing process.

4+1™ 250kW Hydrogen Genset - The 4+1™ hydrogen-fueled genset features four engine/generator combinations (genset) running and generating power while the fifth one is waiting on standby, should it be needed. The combination of high power through paralleled operation and system redundancy is unique to the genset business. Our first two patents will be for this market. The engines and controls had to come first, as they are required components of the final genset product. We have delivered one 4+1TM hydrogen genset to a demonstration site in Toronto, and expect that it will be delivered in the spring of April 2007 for use on a wind farm off the coast of Newfoundland. We expect to enter the DG market in 2007 and expand the product offering to cover 15kW to 250kW and possibly higher power.

Oxx Boxx™ Engine Controller - The design and availability of an engine controller for our engines is critical for hydrogen and alternative fuel capability. We have established a business relationship with the University of Quebec (Universite Du Quebec a Trois-Rivieres), which allows us to use their facilities and expertise in developing a controller. We are in the process of trademarking Oxx Boxx as a brand name for the controllers. The new controllers were developed and made available in the fall of 2005. We established HEC Canada for the continued development of engine controllers and their supporting software. In addition, HEC Canada has test and calibration capabilities that allow parallel path development of alternative fuel engine controls. The first Oxx Boxx controllers were used on the hydrogen fueled gensets sold and manufactured in 2006. We believe that the Oxx Boxx and Oxx Power engine combination will make us the only industrial engine supplier with both engine controllers and internal combustion engines as proprietary products. The controller is capable of supporting multi-fuel applications.

Products Under Development

We have established an R&D center, "Oxx Works," that is designing a variety of innovative products to deliver “cleaner power today” with spark-ignited, internal combustion engines and power generation systems. Additional information regarding Oxx Works and our intellectual property can be found below under our discussion of “Intellectual Property.”

.8L, 1-Cylinder Oxx Power™ Engine - We have signed a letter of intent with ITM Power PLC of Cambridgeshire, UK to develop a 1-cylinder Oxx PowerTM engine to be used with ITM’s 5kW electrolyzer for the stand-by power market. We have developed a prototype of this engine and anticipate that the engine could be ready for production as early as the fourth quarter of 2007.

1.6L, 1-Cylinder Oxx Power™ Engine - We have developed a prototype of a 2-cylinder, Oxx PowerTM engine, which we believe will have multiple applications in the industrial and distributed power markets. We anticipate that this engine could also be ready for production as early as the fourth quarter of 2007.

2.45L, 3-Cylinder Mini Oxx™ Engine - In March 2006, we developed a 3-cylinder version of the 4.9L engine that we call the “Mini Oxx.” This was the first engine that was totally unique to HEC. Seventy-two of the eighty-one parts used in the 4.9L engine are the same for the new 3-cylinder engine. The finished engine should outperform a 4-cylinder engine of the same displacement. We believe that this engine will eliminate the need for us to develop a 4-cylinder engine to compete in the lower power sector of the market. We expect to initially be the sole source of this engine. We anticipate that this engine will complement our line of spark-ignited engines and should be ready for production the fourth quarter of 2007.

Ammonia-Fueled Engine - Oxx Works is developing spark-ignited engines designed to use ammonia as a fuel. Anhydrous ammonia is readily available and the fuel delivery system would be much the same as liquefied petroleum or propane. Ammonia, which is made up of three atoms of hydrogen and one of nitrogen, looks like an attractive way to store hydrogen. Ammonia is an essential plant nutrient and one of the world’s most hydrogen-dense molecules. We believe that ammonia will some day be added to the list of alternative fuels. We anticipate having an ammonia fueled, working prototype of this engine in the second quarter of 2007.

7.5L Oxx Power™ Engine - In addition to the above, we have produced and shipped a 6.8L V10 engine to a bus company. It has been running in the field for over two years. We shipped a second engine in March of 2006 for another bus application. We plan to replace these engines in the market with a 7.5L V8 Oxx PowerTM engine, a form, fit and function replacement for the Ford 460 cubic inch V8. We believe the 7.5L Oxx PowerTM engine will meet or exceed the hydrogen fuel performance of the 6.8L. We also anticipate that this will allow us to compete in the higher power portion of the market that includes irrigation, gensets and buses. We expect to ‘tailor’ the 7.5L engine for hydrogen.

Variable Speed, Permanent Magnet Generator - Oxx Works is also developing a variable speed, permanent magnet generator. We believe that the development of this technology will be a major step forward in the evolution of power generation. We anticipate that Oxx Works will have a working prototype of this product in 2007. Production plans have not been confirmed at this time.

Hydrogen as a Fuel

Our engines are designed to run on a variety of fuels, including hydrogen. We believe that one of the key attributes of our hydrogen engines is that a standard production internal combustion engine can be modified to achieve near-zero emissions. Therefore, we established a process for converting certain internal combustion engines to operate efficiently with hydrogen as a fuel. Our first engines were remanufactured 6-cylinder, 4.9L internal combustion engines, based in form on the engine formerly used in the Ford F-150 pickup and currently being used in airport ground support equipment vehicles, and a remanufactured 7.5L V8 engine previously used in vehicles and industrial applications. We believe that this conversion process could apply to any internal combustion engine.

We estimate that the efficiency of the hydrogen engine is about 36% and equal to that of today's fuel cells. We have achieved near-zero NOx emissions when using hydrogen fuel in our engines. The projected cost of a hydrogen internal combustion engine is as much as 10 times lower than a fuel cell. A further advantage of a spark-ignited, hydrogen-fueled engine is that it can run on regular welding grade hydrogen, or on mixed gases such as natural gas and hydrogen, versus the ultra pure hydrogen typically required for fuel cells, or on mixed gases such as natural gas and hydrogen. When produced renewably it has the potential to eliminate carbon based emissions.

The hydrogen internal combustion engine has the benefit of being understood by experienced engine technicians with only a few minutes of study. It can then be serviced by these technicians using the tools they already possess. There is no need to change the transmission or any other part of the power train to use a hydrogen engine. Oil changes and other servicing is the same as for gasoline engines with few exceptions. There is no need for a catalytic converter nor is there a danger from the exhaust fumes. Special spark plugs, engine tuning, engine control system and a crank case ventilation system are required, but they appear merely as a brand change to the service technician.

When a hydrogen engine is installed it looks like a standard gasoline engine. There is no need to change motor mounts, radiator or any other part of the equipment infrastructure except the fuel storage and delivery system. We intend to assist the end-users in choosing the proper fueling system and to be involved in providing training in hydrogen safety.

Possible near-term applications for alternative fuel and hydrogen engines include, but are not limited to, airport vehicles, forklifts, mining vehicles and buses, as well as green electric power generation. Long-term applications could include hybrid buses and boats, water generation and large-scale power generation through the parallel operation of electric generators.

Although hydrogen as an alternative fuel can be readily extracted from water, any hydrocarbon fuel or biomass, we believe that acceptance of hydrogen engines, and securing a consistent and dependable supply of hydrogen, will take time. We are cognizant of the fact that the hydrogen fuel infrastructure is not in place in the United States and that it could take a number of years before it is developed, therefore we expect to sell more gasoline, propane, natural gas and ethanol engines and open power units than hydrogen fueled engines in the near future.

We supply both new and rebuilt engines, as well as open power units, that are capable of being fueled with gasoline and alternative fuels including hydrogen. Consequently, the end-user has the flexibility to convert a gasoline engine to ethanol, propane, natural gas or hydrogen in the future without having to replace the engine.

Commercial Applications of our Products

In 2005, major manufacturers of internal combustion industrial engines pulled back from the industrial engine business. Our Oxx Power™ engines have been configured to conform to the same form, fit and function as engines currently in common use. Thus our engines can and will act as replacement engines for the industrial user who has been dependent upon a manufacturer of traditional gasoline-fueled industrial engines. Our initial Oxx PowerTM engines, which were aimed at replacement sales in order to create short-term revenue, were standard gasoline powered internal combustion engines. However, these engines can be easily converted to hydrogen or other alternative-fuels in the future. Thus, the end-user of our engines is in a position to adjust the fuel utilized, whether for cost or availability of fuel or a legislative environment that forces compliance with emissions.

We are required to certify our engines for emissions standards in order to sell engines to original equipment manufacturers for mobile off-road applications. In 2008 these certification requirements will apply to the distributed power generation market and in 2009 they will apply to the stand-by power generation market. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. We anticipate beginning the certification process in the second quarter of 2007 and intend to have emission-certificated 4.9L engines available in the fourth quarter of 2007, providing we can obtain the necessary financing. We expect the cost for certifying our 4.9L engine will be approximately $1 million.

Our efforts to create short-term revenue include the sale of open power units and generator systems using our high-quality, reliable remanufactured engines and new Oxx PowerTM engines. Open power units are a user-configurable system that allows for customization in the field. Distributors or end-user customers can install a variety of “power take off” devices including pumps, generators, compressors and more. As of March 31, 2007, we have received and are in the process of shipping orders in excess of $200K for our Oxx Power™ open power units.

Distributed Power Applications: The Use of Integrated Gensets to Manage Power Loads

Distributed power is the decentralized generation of electricity. We use five of our 4.9L alternative-fueled engines to produce our 4+1™ 250kW generator set. The 4+1TM includes four engines running and generating power while the fifth engine is waiting in standby, should it be needed. We expect to enter the distributed power generation market in 2007 and expand the product offering to cover 30kW to 250kW gensets.

California is an appealing market because the electrical “peak demand charges” are very high and because diesel gensets have recently been outlawed because of emission concerns. Electric utilities in California may double or triple the cost of electricity if a commercial customer exceeds a peak power consumption limit. Our gensets supply additional power and function in a “peak shaving” mode, cutting the peak power consumption and lowering demand charges. In addition, these units can provide full-time, reliable power independent of the electrical grid or centralized utilities.

HEC Canada’s sale of a 250kW 4+1 power generator or “genset” to Natural Resources Canada is a good illustration of the use of our products in distributed power generation. Natural Resources Canada, a governmental agency promoting the sustainable development and responsible use of Canada's mineral, energy, and forestry resources, will integrate this genset into a wind/hydrogen project on Ramea Island off the southern coast of Newfoundland, Canada. With the wind blowing, hydrogen and electric power will be generated from wind energy and under slack wind conditions hydrogen will be used to create electric power. This reduces or eliminates the need to use fossil fuels to generate electric power when the wind is not blowing, thereby reducing operating costs and making wind projects of this kind environmentally clean. The use of hydrogen in wind projects smoothes out the peaks and valleys in wind energy production.

Industrial Applications

Industrial engine applications include airport vehicles, forklifts, wood chippers, irrigation pumping equipment, farm tractors and equipment, delivery vehicles, yard tractors, cranes, construction equipment, mining vehicles, and buses as well as an increasing number of “green” electric power projects. Long-term applications may include certain sectors of the industrial power market such as hybrid buses and boats, water generation and desalinization and large-scale power generation through the parallel operation of electric generators.

We believe that any application that currently uses gasoline-fueled industrial engines, and many applications that use diesel engines, are likely future users of our engines. Any company that is under strict emissions restrictions should be receptive to alternative-fueled engines. One important factor to the acceptance of these engines is cost. We feel that even in the early “life cycle” of production of the Oxx PowerTM engines, that we can be cost competitive. We expect, however, that there will be certain factors within these markets, such as government regulation, that could allow us to charge a premium price for our products. In the initial phase of the creation of market share, we plan to price our products competitively, yet still expects to derive near-term profitability.

Distribution Methods for our Products and Services

We distribute our traditional engines through an existing network of industrial engine distributors who were left with little or no inventory or product support when other manufacturers pulled back from this market. To date, we have distribution agreements with nine of the major distributors in this industrial engine network. Two of these distributors are in Canada. This gives us nearly coast-to-coast distribution capability in both the United States and Canada. We may add other distributors to our network, focusing on the emerging economic powers in Asia, as well as the more mature economies in Europe. We anticipate that sales of generator power sets (“gensets”) and many of our nontraditional engine products will be made directly by the company, unless and until a network of dealers can be established.

In January 2007, we shipped one of our 4+1TM 250 kW Oxx Power™ generator systems to a demonstration site in Toronto as part of our contract to deliver the generator system to Natural Resources Canada (“NRCan”). The HEC Oxx Power™ generator system runs on non-polluting hydrogen fuel, generating 250 kW of continuous power using our proprietary internal combustion engine solution. The generator system is controlled by our Oxx BoxxTM technology developed by HEC Canada, whereby four engines run in parallel while one is always in reserve. This design maximizes both output and reliability, to become a key part of extending the use of both wind power and the power grid. We believe that this Oxx Power™ system is highly scalable and can be an integral part of large-scale power generation systems.

We expect the 4+1TM to be delivered this spring to an NRCan site on Ramea Island off the coast of Newfoundland. NRCan is seeking power generation solutions that are environmentally clean and economically viable. By integrating wind-based energy with our Oxx Power™ generator system, NRCan, its project partners, and HEC plan to bring on-line a sustainable solution that extends the reach of wind energy, and reduces customers’ dependence on petroleum and gas burning technology. During slack wind conditions, hydrogen, which is produced by water electrolysis when the wind is blowing, will be used to fuel the 4+1TM power generation system, thereby extending the use of wind energy sources.

In April 2006, we received a purchase order from National Renewable Energy Lab and Xcel Energy Services Inc. for the purchase of one 50kW hydrogen fueled genset. This genset was delivered in December 2006 and is being used in a wind farm setting in Colorado.

Competition

The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Although there are several companies developing and/or marketing hydrogen engines, we are not aware of any significant production of alternative fueled industrial engines as of this date. We believe that the companies targeting production of hydrogen-fueled engines are automotive engine builders, such as Ford, GM, Honda, and BMW. We further believe that those engines will initially be used for automobiles and then for industrial applications. The gasoline-fueled industrial engine market has in the past been served by GM and Ford.

Other competitors and potential competitors include H2Car Co., Cummins, Daimler Chrysler, General Motors, BMW, Mazda, Kohler and Generac. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities.

Fuel cells may be perceived to be competition to our products, but we believe they are not at this time. Fuel cells cannot be currently manufactured in sufficient quantity to compete with hydrogen and other alternative fuel internal combustion engines. Also, fuel cells are more costly than the hydrogen internal combustion engines. However, the governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry.

Our direct competition in the 4.9L remanufactured gasoline engine and open power unit market comes from established engine remanufacturers. Our remanufactured engines are built to company specifications and are dressed with sheet metal, dampers and water pumps. Our competition does not offer a new engine with the same form, fit and function.

Principal Suppliers

We out-source all manufactured parts and bring them into our production facility as components ready for the assembly line. We then assemble all components to produce our products. We have experienced significant delays in obtaining component parts from our suppliers, thus delaying sales of new 4.9L engines and open power units to our distributor network and delaying our ability to generate revenue.

Currently we purchase parts for our 4.9L remanufactured and our 4.9L new Oxx PowerTM engine from several different industrial parts suppliers. The parts are sourced from destinations located all over the world. We have engaged consultants to assist us with the procurement of parts from China. We are aggressively pursuing vendors who can deliver quality parts on time at reasonable prices. We believe we have made significant progress in production since year-end and we expect that progress to continue during the remainder of 2007.

There are risks and uncertainties with respect to the supply of certain component parts that could impact availability in sufficient quantities to meet our needs. If, for any reason, a manufacturer is unable or refuses to manufacture our component parts, our business, financial condition and results of operations would be materially and adversely affected.

Dependence on One or Few Major Customers

We do not anticipate dependence on one or few major customers at this time.

Intellectual Property and Patent Protection

Hydrogen Engine Center is built on the vision of carbon-free energy independence. On a step-by-step basis we are building engines and gensets that provide the ability to generate and use clean power on demand, where needed. Some products are available today. As we go through each additional step, new products are being designed to be more efficient and, potentially, to be revolutionary. We refer to our advanced engineering group responsible for the development of alternative fuel systems as Oxx Works. We intend to establish comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities.

Our patent portfolio is being methodically developed, to provide us with a long-term “position of strength” in negotiating license or cross-license agreements where necessary with competitors as well as with collaborators. Starting with existing engine technology, the company is building a product line that includes 1, 2, 3, 6 and 8 cylinder engines that can be fueled by hydrogen or a number of other alternative fuels. Our anticipated new product line is expected to include:

•	a zero-emission, closed loop, engine;
•	a variable speed, permanent magnet, generator; and
•	an efficient, durable engine fueled by ammonia, a readily available and transportable fuel.

We believe that, together, these products have the potential to revolutionize our world by removing the political and environmental problems generated by our ever-increasing appetite for energy sources. As our founder Ted Hollinger is fond of saying, there is no shortage of energy. There is only a shortage of wisdom and creativity in the methods we use to harness the energy that is all around us.

We currently have three patents pending related to engine alignment and we have approximately sixty-four (64) potential patents in the development stage. These patents cover the use of hydrogen and other alternative fuels in any internal combustion engine. Our future patent applications will apply to any internal combustion engine regardless of manufacturer or application. We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution. The three patents filed are listed and briefly described below.

•
Precision Hi-speed Generator Alignment Fixture - A patent has been filed and is pending covering a method and apparatus allowing for precise alignment between engines and hi-speed alternators. The device solves the issue of misalignment, the cause of most failures associated with using hi-speed engines with 2-pole 3000 or 3600 rpm alternators. The device’s precise alignment of +/-.004 between engine crankshaft and alternator rotor shaft greatly reduces vibration and significantly increases the system’s life span. The device also acts as a safety hub preventing the destruction of the alternator, should there be a catastrophic failure of the coupler.

•
Material Neutral Process - A patent has been filed and is pending covering a method and apparatuses for the development of a self-sustaining and carbon-free power system. The system would utilize renewable electrical power created from wind, hydro or solar to power an electrolyzer creating hydrogen “H2”. The H2 would then be synthesized into anhydrous ammonia “NH3” by adding nitrogen from the air. The NH3 would then be stored in tanks and later used as fuel in Oxx Power generators.

A byproduct of burning NH3 in the engine is the creation of water “H2O” which can be returned to the electrolyzer to be re used. Nitrogen from the engine exhaust is also fed into the H2 synthesizer to create NH3. Please refer to the diagram below regarding the process:

•
Permanent Magnet Generator Cooling - A patent has been filed and is pending covering the method and apparatus for the more efficient transfer of heat away from the permanent magnet generator. Permanent magnet generators represent a major step forward in the evolution of power generation. A stumbling block to the future widespread implementation of this technology is the increased heat associated with the design. Our method of reducing this heat represents a significant breakthrough in this area. These heat deflection capabilities will allow us to produce Prime Power Alternators with one-third of the footprint of their air-cooled counterparts.

We expect to file additional patents related to our variable speed permanent magnet generator that will reduce the weight of the generator from 251 kg (552 pounds) to 29 kg (64 pounds).

In addition, we have entered into a number of collaborative projects around the world for the purpose of developing, testing and promoting the use of the company’s technology. Some of those projects are discussed below.

•
In April 2006, we received a $189,000 (Canadian) order through its wholly-owned Canadian subsidiary, HEC Canada~~,~~ from Natural Resources Canada for a 250kW 4+1TM power generator or “genset”. Natural Resources Canada, a government agency promoting the sustainable development and responsible use of Canada's mineral, energy, and forestry resources, is in the process of integrating this genset into a wind/hydrogen project on Ramea Island off the southern coast of Newfoundland, Canada. With the wind blowing, hydrogen and electric power will be generated from wind energy and under slack wind conditions hydrogen will be used to create electric power. This reduces or eliminates the need to use fossil fuels to generate electric power when the wind is not blowing, thereby reducing operating costs and making wind projects of this kind environmentally clean. The use of hydrogen in wind projects smoothes out the peaks and valleys in wind energy production. In January 2007 we delivered this product to a demonstration site in Toronto. We anticipate that final delivery of the genset will take place in the spring of 2007.

•
In April 2006, we received a purchase order from Xcel Energy Services Inc. for the purchase of one 50kW hydrogen fueled genset. This genset was delivered in December 2006 and is being used in a wind farm demonstration project in Colorado. Participation in the study will help prove the viability of converting wind energy to hydrogen power and the practicality of using our internal combustion engines and power generation equipment. With the wind blowing, hydrogen and electric power will be generated from wind energy. Under slack wind conditions, our 50kW hydrogen-powered generator set will use that hydrogen to generate power to the electric grid.

•
On May 15, 2006, we executed a statement of intent acknowledging our commitment to provide funding over a three-year period to support research by Propulsion Sciences Co. at the United States Merchant Marine Academy, relating to the use of ammonia emulsions in diesel fuels.

•
In August 2006, we received a order from Grasim Industries Limited for one 50 kW hydrogen engine together with a generator and control system. We shipped that system on March 30, 2007. Grasim Industries, a member of the Aditya Birla Group of Indian companies, owns and operates a number of chlor-alkali manufacturing factories. Our hydrogen engines and gensets are of particular interest to Grasim Industries because hydrogen is a waste product of the chlor-alkali manufacturing process. The company and Grasim have entered into a Memorandum of Understanding as a first step toward the goal of working together to develop and market a complete electrical generation system for the chlor-alkali manufacturing industry.

•
In September 2006, we entered into a letter of intent with Sawtelle & Rosprim, Inc. Under the terms of the letter, the two companies will work together to design and build the world’s first ammonia fueled irrigation pump system for the purpose of meeting California’s new emissions requirements scheduled to go into effect in 2010. Plans include integrating our ammonia-powered engines with Sawtelle’s pump technologies and expertise to complete a prototype system for testing and evaluation.  We expect that the prototype system could be tested in California during the 2007 irrigation season.

•
In September 2006, we entered into a one-year agreement with the Universite Du Quebec at Trois-Rivieres to complete a research project for NOx reduction and thermal efficiency optimization of the hydrogen engine.

•	We have delivered one hydrogen-powered 4.9L hydrogen-fueled engine to Hidrener - Hidrogen Enerji Sistemleri A.S. in Turkey. This order is part of a United Nations energy project in Turkey.

•
On November 6, 2006, we entered into a Memorandum of Understanding with ITM Power plc (“ITM”), one of the UK’s leading innovators within the alternative energy industry. The parties plan to jointly develop products for a non-polluting, grid-independent energy system which can undergo early field trial testing. We anticipate that ITM can offer an assured supply of hydrogen using ITM’s low cost electrolyzer technology. ITM anticipates that HEC will provide an early route to the provision of a complete system package using our proven engine technology. The combination of a hydrogen-fueled internal combustion engine and a low cost electrolyzer could provide the essential technology to convert low-value, intermittent, renewable energy (wind, solar) into a reliable, non-fossil energy supply. Subject to the production of satisfactory results from the field trials, the company and ITM will progress into detailed discussions with the intention of entering into a more formal commercial exploitation arrangement.

We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution. The current status of our federal trademarks is summarized below:

Mark	Goods/Services	Reg./Serial no.
HEC	Engines and generators	78/751,979
OXX POWER	Engines and engine parts	78/537,731
MINI OXX	Engines	78/807,591
4 +1	Engines, distributed power generation systems	78/807,600
OXX WORKS	Research and development in the field of engines, hydrogen engines, alternative-fuel internal combustion engines, and distributed power generation systems	78/807,587
OXX CART	Vehicles	78/812,253
OXX BOXX	Engines, engine parts, engine controllers	78/846,909
BABY OXX	Engines	77/015,515
THE OTHER HYDROGEN	Ammonia as an engine fuel	77/015,524
ENERGY IN A BOTTLE	Ammonia as an engine fuel	77/015,544
	Engines, engine parts	78/841,069

Research and Development

We have spent a total of $1,880,352 on research and development activities with $1,426,640 being spent during calendar year 2006. As we are a development stage company, the costs of our research and development are not at this time borne directly by customers.

Issues Related to Government Approvals or Governmental Regulations

Our facilities will be subject to health and safety regulations, building codes, and other regulations, customary in any manufacturing enterprise in the United States.

Approximately 168 countries, including all industrialized countries other than the United States and Australia, have signed the Kyoto Protocol. We believe the Kyoto Protocol could have substantial impact on the company.

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

Cost of Compliance with Environmental Laws

We out-source all manufactured parts and bring them into our production facility as components ready for the assembly line. We then assemble all components to produce our products. The assembly process uses no hazardous materials nor do they create any hazardous waste. Our engine-testing facility hot tests all engines on a dynamometer to ensure that they meet our specifications. This process is subject to air and water environmental laws and regulations. These laws and regulations will vary with the fuel choice that the testing procedure requires.

We have designed our buildings and have written our procedures to meet or exceed current environmental and fire code laws. Any changes in the laws at the state or federal level could require us to modify our testing procedures to comply with future environmental regulations.

The Environmental Protection Agency and the California Air Resources Board have both adopted and implemented regulations which govern the control of exhaust emissions from large spark-ignited (LSI) engines (engines greater than 25 HP). Both regulations came into effect on January 1, 2004 and require that engine manufacturers make available LSI emission-compliant engines in order that original equipment manufacturers (OEM) can comply with these regulations. The regulations, which specifically identify tailpipe emissions, apply to gasoline and liquid propane gas (LPG) powered engines, call for longer warranty periods to ensure long-term compliance with emissions standards to and to protect the end-users.

To certify an engine to meet the LSI regulations, the engine manufacturer or the equipment OEM must demonstrate that the engine has successfully passed stringent third party testing to ensure compliance with the emissions guidelines. Upon successful completion of the testing process a submission for certification is filed which includes the following:

•	Test data and results;
•	OEM part numbers;
•	Recommended maintenance;
•	Service or repair manuals;

•	Parts manuals;
•	End-user warranty statement;
•	Recall and campaign processes;
•	Warranty reporting process;
•	Record retention process.

A successful application is granted executive order numbers from both agencies. These numbers will identify specific engines as part of a certified engine family. The engine manufacturer will then be required to place an engine emission label on the engine that clearly identifies the engine. We need to comply with these regulations so that our customers who are manufacturers of equipment using our engines will also be in compliance. We plan to have our engines certified and expect that cost to be approximately $1 million per certified engine design.

Employees

 As of December 31, 2006, HEC Iowa has 20 employees, all of whom are full time. As of December 31, 2006, HEC Canada has five full-time employees. Our employees are not members of any union, and they have not entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-KSB.

We have a limited operating history and have not recorded an operating profit since our inception. Continuing losses may exhaust our capital resources and force us to discontinue operations.

HEC Iowa was incorporated on May 19, 2003, has a limited operating history, and has incurred net losses since inception. We incurred $5,752,269 of losses during the year ended December 31, 2006 and $7,132,957 of losses from inception. Prior to the merger of August 30, 2005, the company (then known as “Green Mt. Labs, Inc.”) had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

•	timely receipt of required financing which has to date been delayed beyond our initial expectations;

•	successful pursuit of our research and development efforts;

•	protection of our intellectual property;

•	reliability of our suppliers, which to date have been less reliable than we had expected;

•	reasonable costs of building, maintaining, and expanding our facilities and our operations;

•	quality and reliability of our products;

•	ability to attract and retain a qualified work force in a small town;

•	size and timing of future customer orders, milestone achievement, product delivery and customer acceptance;

•	success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;
•	actions taken by competitors, including suppliers of traditional engines, hydrogen fuel cells and new product introductions and pricing changes;

We cannot assure you we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

Additional financing to proceed with our anticipated business activities is required. There can be no assurance that financing will be available on terms beneficial to us, or at all.

In order to proceed with our anticipated business activities, we have retained an investment banking firm to assist us in obtaining additional financing in a timely fashion. If we raise additional capital by selling equity or equity-linked securities, these securities will dilute the ownership percentage of our existing stockholders. We are currently offering shares of our Series B Preferred Stock, which has rights, preferences and privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Although we expect to offer securities of the company for sale during 2007, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.

If we are not able to obtain the needed financing in a timely fashion, our ability to fulfill our business plans will be materially impaired.

Reliance on principal suppliers.

We contract the manufacture of many of the components for our Oxx Power engines to third parties, mainly in the United States and China. In many cases, we do not have an alternative supplier. Although we have found that finding a suitable replacement is time-consuming and expensive, we continue our efforts to find suitable alternative sources in different regions. We have experienced problems receiving quality parts needed for production of our Oxx Power engines. These problems have adversely affected our operations and our financials results. If these problems persist, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent on a small number of vendors to supply the components for our 4.9L engines. In July we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines and as of March 31, 2007, we do not have any outstanding purchase orders with that supplier. Although we are in the process of lining up second and third sources for components parts, production flow of the 4.9L engine is dependent upon timely receipt of components from current suppliers. As of March 31, 2007, we have open purchase orders totaling approximately $270,000.

Because our capital raising has been slower than anticipated and because of problems with our suppliers, we have changed the initial focus of our business operations.

We are focused on the development and production of technology that provides the ability to generate and use clean power on demand, where needed. Our shortage of capital and problems with suppliers have caused us to shift our focus to the generation of revenue through the sale of open power units and generator systems using both our new Oxx PowerTM and our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future. A change of focus, even on a short-term basis, can cause disruption in operations and thus adversely affect our results of operation.

We may experience significant and rapid growth if we are able to capitalize on the expansion of the industrial engine and genset markets. If we are unable to hire and train staff to produce our products, handle sales and marketing of our products, and manage our operations, such growth could materially and adversely affect us.

We intend to proceed with initiatives designed to capitalize on the need for more efficient industrial engines, engines that use alternative fuels, and the interest in more environmentally friendly sources of power. This could potentially lead to significant and rapid growth in the scope and complexity of our business. Any inability on our part to manage such growth effectively will have a material adverse effect on our product development, business, financial condition, and results of operations. Our ability to manage and sustain growth effectively will depend, in part, on the ability of our relatively small management team to implement appropriate management, operational, and financial systems and controls, and to successfully hire, train, motivate, and manage employees. As of December 31, 2006, we had a total of 25 employees, 5 of which are in Canada.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough products to meet customer demand, and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on personnel, management systems, infrastructure, and other resources. Our management team is currently under considerable strain with the current level of our operations and our limited financial capacity to hire additional employees. Our ability to manage future growth effectively will require us to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our operational, financial, and management controls and procedures. If we do not manage our growth effectively, our operations could be materially adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal controls and disclosure controls, and procedures in accordance with Sarbanes Oxley 404. Although this process has not been formalized, we believe that the controls and procedures in place during the year have allowed us to secure information required to be disclosed, within the time periods specified in the SEC’s rules for the preparation of this report.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain key employees, including our executive officers and, in particular, our founder, Ted Hollinger, and our newly hired Chief Operating Officer, Donald Vanderbrook. We currently do not carry "key man" insurance on our executives; however, we are considering the purchase of such insurance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. Although we believe that our success in recruiting Mr. Vanderbrook will enhance our continuing recruiting efforts, we may experience difficulty in recruiting experienced engineers, management personnel, and others who are interested in living and working in the Algona area.

We may experience labor shortages.

Our production facilities are located in Algona, Iowa, a town with a population of approximately 5,500 people. To date, we have successfully attracted employees who possess a solid work ethic. We may find it difficult to hire and retain a workforce sufficient to meet our production needs and allow for sustained growth of our operations. Our ability to hire and retain qualified employees for our production facilities will be key to our success. Our inability to do this may have a materially adverse effect on our future results.

We may experience production gaps or delays in the commencement of production, which could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.

We are in the process of transitioning to full production in our new facility. We believe this process should go relatively smoothly with the addition of key leadership to manage business operations. It is possible, however, that we could experience additional unforeseen quality control issues as we ramp up to full production. Should any such delay or disruption occur in transitioning to production, our anticipated sales will likely be materially and adversely affected.

Our products may contain design faults.

Though we believe it unlikely, the products produced in our new facility could contain undetected design faults despite our testing and despite the fact that our designs are based on an established engine platform. We may not discover these faults or errors until after our customers have used a product. Any faults or errors in our products may cause delays in product introduction and shipments, require design modifications, or harm customer relationships, any of which could adversely affect our business and competitive position. We understand that customer service is an important part of our mission and we feel poised to address any issues that may arise.

We cannot assure you that there will be an active trading market for our common stock.

Even though our common stock is quoted on the OTC Bulletin Board, most shares outstanding, including those issued pursuant to the Merger and in our Private Offerings, are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are therefore subject to certain limitations on the ability of holders to resell such shares. Restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration. Thus, holders of restricted shares of our common stock may be required to retain their shares for a long period of time.

Acceptance of hydrogen and ammonia as alternative fuels will affect our ability to achieve commercial application of our products and technologies..

Members of the public may be wary of hydrogen because hydrogen, as compared to other fuels, has the largest flammability limit (4% to 77% of hydrogen in air). This means that it takes very little hydrogen to start a fire. On the other hand, hydrogen is a light gas. As such, if there is a hydrogen leak, it will immediately diffuse into the surrounding air. With proper precaution, hydrogen could be as safe as any other fuel. The main benefit of hydrogen as a fuel is that it produces no pollution or greenhouse gases when it is used in an internal combustion engine. Members of the public may also be wary of ammonia because it is toxic. The development of a market for our engines is dependent in part upon the development of a market for hydrogen and ammonia as fuels, which may be impacted by many factors, including:

•	consumer perception of the safety of hydrogen and ammonia and willingness to use engines powered by hydrogen or ammonia;

•	the cost competitiveness of hydrogen or ammonia as a fuel relative to other fuels;

•	the future availability of hydrogen as a fuel;

•	adverse regulatory developments, including the adoption of onerous regulations regarding hydrogen, or ammonia, use or storage;

•	barriers to entry created by existing energy providers; and

•	the emergence of new competitive technologies and products.

Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.

Our business is subject to and affected by federal, state, local, and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage, and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. We have received approval from the Iowa State Fire Marshall for limited use of hydrogen in the dynamometer room where we test our engines. Full occupancy was delayed subject to final inspection once new dynamometers, testing equipment, and sensors were installed. Similar delays could be experienced at other locations involving the use of hydrogen inside a building. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or the businesses of our customers’ businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

The industry in which we operate is highly competitive and such competition could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include H2Car Co., Cummins, Daimler Chrysler, General Motors, BMW, Mazda, Kohler, and Generac. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan, and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

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

We believe that we carry a reasonable amount of insurance. However, there can be no assurance that our existing insurance coverage would be adequate in term and scope to protect us against material financial effects in the event of a successful claim.

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

In order to remain competitive and serve our potential customers effectively, we must respond on a timely and cost-efficient basis to the need for new technology, as well as changes in technology, industry standards and procedures, and customer preferences. We need to continuously develop new technology, products, and services to address new technological developments. In some cases changes may be significant and the cost of implementation may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. Also, the cost of adapting our technology, products, and services may have a material and adverse effect on our operating results.

Local, state, national, and international laws or regulations could adversely affect our business.

Our future success depends in part on laws and regulations that exist, or are expected to be enacted, around the world. Should these laws or regulations take an adverse turn, this could negatively affect our business and anticipated revenues. We cannot guarantee a positive outcome in direction, timing, or scope of laws and regulations that may be enacted which will affect our business.

Our distributors will be limited in their ability to offer and sell our engines until the engines have been certified to have passed U.S. Emissions Regulations, which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Engine certification is necessary for us to sell engines to original equipment manufacturers for mobile off-road applications and will also be necessary for distributed power generation applications in 2008 and stand-by power generation applications in 2009. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. We anticipate beginning the certification process in the second quarter of 2007 and intend to have emission-certificated 4.9L engines available in the fourth quarter of 2007, providing we can obtain the necessary financing. This is an expensive process and we likely will need additional financing to successfully certify our products.

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

Our future success depends in part on our ability to develop, protect, and preserve our proprietary rights related to our technology and resulting products. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not currently own any patents, although three patents are pending related to our technology. We anticipate making several patent applications in the future. We also rely on trade secrets, common law trademark rights, and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, contracts, and limited information distribution, as well as confidentiality and work-for-hire, development, assignment, and license agreements with our employees, consultants, third party developers, licensees, and customers. However, these measures afford only limited protection and may be flawed or inadequate. Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we are required to create several board committees, implement additional internal controls and disclose controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy, and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

We anticipate that we will retain any future earnings and other cash resources for future operation and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

The authorization and issuance of blank-check preferred stock may prevent or discourage a change in our management.

Our amended certificate of incorporation authorizes the board of directors to issue up to 10 million shares of preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine. The board of directors has recently designated 1,000,000 of the authorized preferred shares as the Series A Preferred Stock and 5,000,000 shares of the Series B Preferred Stock. Additional shares of preferred stock could be designated in the future. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of existing preferred stock and any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

It may be difficult for a third party to acquire us, and this could depress our stock price.

Nevada corporate law includes provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

•
Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges, and preferences of that preferred stock;

•	There is no cumulative voting in the election of directors; and

•	Stockholders cannot call a special meeting of stockholders.

ITEM 2. DESCRIPTION OF PROPERTY.

We commenced operations in a 12,000 square foot armory building located at 602 Fair Street in Algona, Iowa under lease from the Kossuth County Agricultural Association. This facility was adequate for our initial needs and continues to serve us as the Oxx Works research and testing facility. This lease requires monthly rental payments of $650 and expires in May 2007. At our option, the lease can be extended for an additional term of one year at $700 per month. This facility was built in approximately 1949.

On June 27, 2005 we purchased Lots 3, 4, and 5 of the Snap-On Industrial Park on Poplar Street in Algona, Iowa. The land was purchased from the Algona Area Economic Development Corporation using proceeds of a loan from that entity, the terms of which are described below. Construction of our 30,000 square foot manufacturing facility on this site was completed in March 2006 and production of the 4.9L remanufactured engine began in April 2006. Construction costs on the new manufacturing building totaled approximately $1.6 million. We have implemented an ‘engine cell’ production method in the new facility that we believe can speed production and reduce work-in-process inventory. Under this method, each engine cell is designed to match the assembly time of the next cell to eliminate inventory between cells, and minimize overall assembly time. We believe we could reach a production rate of 10,000 base engines per year in this building, depending upon a number of factors, including availability of parts and labor and demand for our products.

To reduce engine assembly contaminants introduced by forced-air heating, the new building has over five miles of PEX radiant heat pipe in the production floor. It also has a unique mono-roof design that allows planned building expansion without production line shut-down.

Late in December of 2005 we acquired an existing 30,000 square foot building shell located on Lot #1 of the Snap-On Industrial Park in Algona, Iowa for a purchase price of $332,901. The building is located across the street from the new manufacturing building on Poplar Street. We expect to use this building for parts distribution and distributed power generation manufacturing. We have finished a portion of the building to provide office space. The building was only a shell when purchased and some interior construction was necessary to make the building useful to us. Construction costs on this building totaled approximately $547,000.

Our facilities are subject to mortgages in favor of Iowa State Bank in the amount of $568,693; Farmers State Bank for $600,000; Algona Area Economic Development Corporation in the amounts of approximately $146,000 and $105,000 and the City of Algona in the amount of $175,000. The mortgages to Algona Area Development Corporation include a subordination in favor of Iowa State Bank.

The $146,124 note payable to the Algona Area Economic Development Corporation was incurred for purchase of, and is secured by a mortgage on, the land (Lots 3, 4 and 5 of Snap-on Industrial Park) upon which we have constructed the new manufacturing facility. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon our achieving performance targets as follows:

•
$67,650 of principal and interest will be forgiven if we can certify that we have created 50 new full-time equivalent jobs by June 1, 2010 and continuously retained those jobs in Algona, Iowa until June 1, 2015.

•	$67,650 of principal and interest will be forgiven if we can certify that we have created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.
•	Balance of $10,824 due on June 1, 2015 without interest if paid by that date.
•	Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa as determined annually by Iowa Workforce Development.

The note payable to the City of Algona in the initial amount of $200,000 is secured by a mortgage on Lots 3, 4 and 5 of Snap-on Industrial Park. This note requires quarterly payments of $5,000 starting January 1, 2006 and a final payment due October 1, 2015. The interest on this loan is 0%, subject to certain job creation and retention requirements. If such requirements are not met, interest on the loan will be payable at 10% per annum.

The note payable to the Algona Area Economic Development Corporation in the initial amount of $117,500 was incurred for purchase of, and is secured by a mortgage on, the generator building on Lot 1 of Snap-On Industrial Park in Algona. The loan requires quarterly payments of $2,500 beginning on January 1, 2006.

The note payable to Iowa State Bank is secured by a mortgage on Lot 1 of Snap-On Industrial Park in Algona and is in the principal amount of $568,693. This note replaces two notes which matured on December 16, 2006, and is secured by the mortgage on Lot 1 of Snap-on Industrial Park in Algona. The note carries a variable rate, currently 8.25%, and will mature on December 15, 2007.

The note payable to Farmers State Bank is secured by a mortgage on Lots 3, 4, and 5 of Snap-on Industrial Park in Algona, the site of our main production facility. The note is in the principal amount of $600,000 at an annual adjustable rate of 6.0%.

HEC Canada leases a small facility from the Universite Du Quebec at Trois-Rivieres for US$838 per month.

We believe that all of our properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended December 31, 2006, the Board of Directors approved the following items for submission to our shareholders at the Annual Meeting of the Stockholders held at the company’s new manufacturing facility, 2502 E. Poplar, Algona, Iowa 50511, on the 19th day of May, 2006, at 10:00 a.m. (CST):

1)
To elect four directors to hold office for the ensuing year and until their successors are elected and qualified. Theodore G. Hollinger, Thomas Trimble, Edward T. Berg and Philip G. Ruggieri were each elected to the Board of Directors at the annual meeting. Votes cast for and against each of them were as follows:

Theodore G. Hollinger:	For: 21,279,524	Against: 143,600	Abstain: 35,000
Thomas Trimble:	For: 21,279,524	Against: 143,600	Abstain: 35,000
Edward T. Berg:	For: 21,279,524	Against: 143,600	Abstain: 35,000
Philip G. Ruggieri:	For: 21,279,524	Against: 143,600	Abstain: 35,000

2)	To approve the company’s 2005 Incentive Compensation Plan. The Plan was approved as follows: For: 21,131,874 Against: 10,000 Abstain: 316,250.

3)	To ratify the appointment of LWBJ, LLP as the company’s independent public accountants for 2006. The appointment was ratified as follows: For: 21,131,874 Against: 0 Abstain: 326,250.

Further information regarding our May 19, 2006 annual meeting can be found in our Definitive Proxy Statement filed with the Commission on May 1, 2006.

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

The following table sets forth the high and low bid quotations for our common stock for the period from September 2, 2005 through December 31, 2006.

	High Bid	Low Bid

Third Quarter, September 2 - September 30, 2005	$8.25	$1.50
Fourth Quarter ended December 31, 2005	9.00	5.50
First Quarter ended March 31, 2006	8.20	5.00
Second Quarter ended June 30, 2006	23.25	6.50
Third Quarter ended September 30, 2006	14.10	3.10
Fourth Quarter ended December 31, 2006	3.60	2.30

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of February 20, 2006, there were 240 holders of record of the company’s common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of February 20, 2006, we had 26,143,914 shares of common stock issued and outstanding. Of the total outstanding shares, 2,815,983 may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these 2,815,983 shares, we have not identified any shares as being held by affiliates. A total of 23,327,931 shares are considered restricted securities.

In addition to the above, we have 930,000 shares of Series A Preferred Stock issued and outstanding. As of February 20, 2007 those shares were convertible into 930,000 shares of common stock. As of April 12, 2007, we have sold 242,500 shares of Series B Preferred Stock in the Series B Preferred Offering. Those shares are convertible into 242,500 shares of common stock. As of April 17, 2007 we have received subscriptions for 781,000 additional shares of Series B Preferred Stock. Funds for these subscriptions have been deposited and we are awaiting notification that the deposits have cleared our bank account before issuing the shares. Because of anti-dilution protections, the number of shares of common stock into which the Series A Preferred shares are convertible increased after issuance of the shares of Series B Preferred Stock from 930,000 to 1,511,250. All shares of Series A and Series B Preferred stock are considered restricted securities.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2006

We have granted employees and directors options under our incentive compensation plan to purchase 360,000 shares of our common stock at $1.00 per share, options to purchase 285,000 shares at $3.50 per share, and 421,000 shares of restricted stock (218,000 of which remain subject to forfeiture). We have granted consultants options under our incentive compensation plan to purchase 201,666 shares of our common stock at $1.00 per share and 5,000 shares of restricted stock. The above numbers include shares issued upon exercise of options to purchase a total of 8,000 shares at $1.00 per share. These numbers do not include options to purchase 257,334 shares that have been cancelled because of termination of service.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R. As prescribed in SFAS No. 123R, “Share-Based Payment,” we elected to use the ‘‘modified prospective method.” Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered, beginning January 31, 2006. Historically, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized for stock options issued to employees in the prior year.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We record restricted stock awards at the fair value at the date of the grant and amortize the expense over the vesting period as services are performed.

The following table provides information as of December 31, 2006.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	838,666	[1]	$1.85	727,334	[2]
Equity compensation plans not approved by security holders	445,786		$2.98	--
Total	1,284,452	[1]	$2.24	727,334	[2]

1 Includes:
•
options issued under the company’s 2005 Incentive Compensation Plan to purchase 838,666 shares, including employee/director options for 645,000 shares and consultant options for 201,666 shares, less options to purchase 8,000 shares that have been exercised;

•
445,786 shares of common stock underlying warrants, 69,640 of which were issued to Selling Stockholders in the First Private Offering, 134,346 of which were issued to Selling Stockholders in the Second Private Offering and 241,800 of which were issued to Selling Stockholders in the Preferred Offering

Does not include 426,000 shares of restricted stock issued under the company’s 2005 Incentive Compensation Plan, 218,000 of which remain subject to forfeiture as of December 31, 2006.

2This amount equals the number of shares remaining to be issued under the company’s 2005 Incentive Compensation Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of December 31, 2006, we had an accumulated deficit of approximately $7.1 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors, and stockholders. Continuing our operations is dependent upon obtaining further financing. Although we intend to either register securities of the company to be offered for sale or enter into another private placement, there can be no assurance that we will successfully complete this registration and offering or that the proceeds of either offering if completed, would be sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Our Board of Directors has approved the sale of 5,000,000 shares of Series B Preferred Stock (Note 10). Efforts are ongoing in this private placement to raise $10 million in new capital. Through April 17, 2007, a total of $2,047,000 subscriptions have been received and deposited by the company, $485,000 of which are included in our cash balance at April 12, 2007 shown below. As additional funds are received and confirmed, we plan to stage growth to expand our manufacturing operations, add key personnel, proceed with essential engine certification, continue product development and grow inventories in balance with capacity and sales forecasts. We had approximately $203,000 in cash (not including certain subscriptions discussed above), $215,000 in trade receivables and $280,000 in trade payables at April 12, 2007. If we are unable to raise additional funds through our private placement, we anticipate that these subscriptions, plus our existing capital, will fund operations through June, 2007. These timeframes will vary either positively or negatively based on subsequent events.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-KSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-KSB.

Merger and Private Offerings

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

We are a development stage company. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of December 31, 2006, we had an accumulated deficit of approximately $7.1 million. We have financed our operations since inception primarily through private equity and debt financings, including an initial investment of $151,487 by Ted Hollinger, convertible loans in the amount of $557,051 loans from our officers, directors and stockholders, including three private placements of our equity securities.

•
On October 15, 2005, we closed the First Private Offering of our common stock. We sold 3,948,500 shares of our common stock, $.001 par value, at $1.00 per share, for a total of $3,948,500 to 93 investors, which represents 14.58% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of common stock) as of February 20, 2007.

•
On October 2, 2006, we closed the private placement of our Series A Preferred Stock convertible into an equal number of common stock (the “Series A Preferred Offering”). We sold a total of 930,000 shares at $3.25 per share for a total of $3,022,500, which number represents 3.44% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of common stock) as of February 20, 2007.

•
On October 15, 2006 we closed the Second Private Offering of our common stock at $3.25 per share. We sold a total of 978,009 shares of common stock for a total of $3,178,464 to 41 investors, which represents 3.61% of the 27,073,914 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 930,000 shares of common stock) as of February 20, 2007.

•
We are currently offering shares of our Series B Preferred Stock at $2.00 per share. As of April 17, 2007 we have received subscriptions for 1,023,500 shares. All shares of Series B Preferred Stock are convertible into an equal number of shares of common stock. Because of certain anti-dilution protections, the number of shares of common stock into which the Series A Preferred shares are convertible increased to 1,511,250 from and after the date of issuance of the shares of Series B Preferred Stock.

The shares in all three of our private placements (the “Private Offerings”) were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

The accompanying consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations, consolidated statement of stockholders equity, and the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (May 19, 2003) to December 31, 2006 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

Overview

As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. (“HEC Canada”). HEC Iowa is a development stage company being built upon the vision of carbon-free, energy independence. On a step-by-step basis we are working to build engines and gensets that provide the ability to generate and use clean power on demand, where needed. Engines are available today that run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol. The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. As we go through each additional step, the products are being designed to be more efficient and finally, to produce a product line that is expected to include:

•	a zero-emission, closed loop engine;
•	a variable speed, permanent magnet generator; and
•	an efficient, durable engine fueled by ammonia, a readily available and transportable fuel.

We have not received the amount of capital we anticipated receiving from investors during the fourth quarter. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Although our long-term vision has not changed, these factors have caused us to focus our immediate efforts to generating revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future.

We have funded our operations from inception through December 31, 2006, through a series of financing transactions, including the convertible loans and the Private Offerings described above. We anticipate that we will need approximately $10 million in additional capital in order to consummate our business plan. Without this necessary funding, the company will not be able to fully achieve its goals.

Results of Operations

A summary statement of our operations, for the years ended December 31, 2006 and 2005 and for the period from inception through December 31, 2006 follows:

	2006	2005	From Inception (May 19, 2003)

Revenues	$278,344	$24,100	$321,904

Cost of Sales	253,723	19,444	277,267

Gross Profit	24,621	4,656	44,637

Operating Expenses	5,721,513	1,119,498	7,100,302

(Loss) from Operations	(5,696,892)	(1,114,842)	(7,055,665)

Other Income (Expense)	(55,377)	(7,728)	(77,292)

Net Income (Loss)	$(5,752,269)	$(1,122,570)	$(7,132,957)

Historical information for periods prior to the Merger is that of HEC Iowa.

Because we are still developing our flexible fuel powered internal combustion engines and related products, we have not realized significant revenues to date. During 2005 we realized $24,100 from the sale of two gensets and nine engines. During 2006 we realized $278,344 from the sale of 187 remanufactured engines and 16 new Oxx Power engines and some engine parts. Since inception we have realized total sales of $321,904.

During 2006 we also realized project reimbursements in the amount of $51,200 from delivery of one hydrogen-powered 4.9L hydrogen-fueled Oxx Boxx engine and delivery of one 50kW hydrogen genset.  We record project reimbursements as a reduction of research and development costs.

We are in the process of accelerating our efforts toward full commencement of operations. We are now in the process of marketing our open power units, hiring new personnel, purchasing additional equipment, initiating the engine certification process and purchasing inventory parts we will need to manufacture engines and gensets. The sales and marketing expense for the years ended 2006 and 2005 were $859,587 and $114,473 respectively and the total expense from inception to date (May 19, 2003) is $981,161. We expect this number to increase significantly during 2007 as we pursue national and international sales opportunities.

General and administrative expenses increased from $586,955 for the year ended December 31, 2005 to $3,007,139 for the year ended December 31, 2006. General and administrative expenses from inception (May 19, 2003) through December 31, 2006 were $3,810,642. General and administrative costs include $721,716 in pre-production costs. Pre-production costs are costs associated with production ramp up. Management expects similar increases for the year ending December 31, 2007 in general and administrative expenses due to the anticipated hiring of additional personnel and other costs related to efforts related to the commencement and expansion of our operations.

Costs related to research and development increased $1,008,570 from $418,070 for the year ended December 31, 2005 to $1,426,640 for the year ended December 31, 2006. Total expense for research and development from inception (May 19, 2003) to December 31, 2006 is $1,880,352. Management believes that, assuming receipt of additional capital, research and development expenses will increase significantly during 2007.

We recorded a decline in market value of inventory of $428,147 for the year ended December 31, 2006. The inventory write-downs were a direct result of engaging in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations. Prior to 2006 there were no inventory write-downs.

We recorded a net loss of $5,752,269 for 2006 compared to a net loss of $1,122,570 for 2005. We recorded a net loss of $7,132,957 from inception (May 19, 2003) through December 31, 2006. We expect to continue to operate at a net loss during 2007.

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

Inventories

Our inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost or market.

Warranty Reserve

We record a warranty reserve at the time products are sold or at the time revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Merger and Stock-based Compensation

We consider certain accounting policies related to the recapitalization of the company and stock-based compensation to be critical to our business operations and the understanding of our results of operations.

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources

From inception through December 31, 2006, we have used $7,100,766 in cash in our operating activities and $3,180,729 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the First Private Offering, $3,022,500 in gross proceed from the private offering of our Series A Preferred Stock, $3,178,464 in gross proceeds from the Second Private Offering, and convertible loans in the amount of $557,051. We also received $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund, and $906,046 from bank financing (not including a $650,000 bank loan which was repaid in 2005). We incurred expenses in connection with the merger of $353,611. Our aggregated net loss from inception was $7,132,957. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations and development of our technologies.

At December 31, 2006, we had cash on hand of $1,149,207, compared to $2,346,248 at December 31, 2005, $19,808 at December 31, 2004, and $49,857 as of December 31, 2003.

On December 18, 2006, we secured a note from Iowa State Bank, Algona, Iowa, in the principal amount of $568,693. This note replaces two notes which matured on December 16, 2006, and is secured by the mortgage on Lot 1 of Snap-on Industrial Park in Algona. The note carries a variable rate, currently 8.25%, and will mature on December 15, 2007.

On April 4, 2006, we secured a mortgage with Farmers State Bank for $600,000 at an annual adjustable rate of 6.0%. The mortgage is secured by a mortgage on Lots 3, 4, and 5 of Snap-on Industrial Park in Algona, the site of our main production facility. On April 4, 2007, we renewed this note with the bank. The note now bears interest at 7.25%, matures April 3, 2008 and requires monthly interest and principal payments of $4,340.

Inventories increased from $206,091 at December 31, 2005 to $2,001,004 at December 31, 2006 due to the purchase of engine part components.

Our accounts payable increased from $236,341 at December 31, 2005 to $498,316 on December 31, 2006 primarily because of inventory and supply costs associated with the start up.

We had accrued expenses of $273,980 at December 31, 2006, compared to $69,768 at December 31, 2005. The increase in accrued expenses is related to an increase in accrued interest expense and employee vacation accruals.

At December 31, 2006, we had total assets of $7,050,239 and stockholders’ equity of $4,045,170, compared to total assets of $4,822,022 and stockholders’ equity of $3,204,533 at December 31, 2005, total assets of $186,438 and total stockholders' deficit of $118,766 at December 31, 2004, and total assets of $128,934 and total stockholders' equity of $34,523 at December 31, 2003.

Plan of Operation

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Our Board of Directors has approved the sale of 5,000,000 shares of Series B Preferred Stock (Note 10). Efforts are ongoing in this private placement to raise $10 million in new capital. Through April 17, 2007, a total of $2,047,000 subscriptions have been received and deposited by the company, $485,000 of which are included in our cash balance at April 12, 2007 shown below. As additional funds are received and confirmed, we plan to stage growth to expand our manufacturing operations, add key personnel, proceed with essential engine certification, continue product development and grow inventories in balance with capacity and sales forecasts. We had approximately $203,000 in cash (not including certain subscriptions discussed above), $215,000 in trade receivables and $280,000 in trade payables at April 12, 2007. If we are unable to raise additional funds through our private placement, we anticipate that these subscriptions, plus our existing capital, will fund operations through June, 2007. These timeframes will vary either positively or negatively based on subsequent events.

We expect to be required to raise significant amounts of additional capital resources during 2007. We anticipate that increased sales of our products could commence the second half of 2007, subject to timely receipt of parts ordered from suppliers and receipt of anticipated purchase orders, which may add to cash reserves. Additional cash will be needed to sustain our planned operations, or if management determines to accelerate the expansion of our operations, we may seek additional funds through private or public sources and/or the sale of securities. We are currently offering up to 5,000,000 shares of our Series B Preferred Stock and anticipate offering shares of other securities under a registered offering or a private placement during fiscal year 2007. There is no assurance that we will be able to raise the necessary capital from such an offering, that funds will be available from any other source, or, if they are available, that they will be available on terms that will be acceptable to us.

We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing. We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are dependent upon debt and equity funding.

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

We believe that the manufacture and sale of our current Oxx Power engines, open power units and gensets are the first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Although our long-term vision has not changed, these factors have caused us to focus our efforts on generating revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future.

Our basic business plans include the design, production and marketing of engines and gensets to provide clean power on demand, where needed. Our ability to attain this vision depends upon our ability to obtain necessary capital. We have a patent pending covering a method and apparatus for aligning a generator and an engine of a generator set. The invention comprises an alignment hub for defining an alignment position between an engine and a single bearing generator and maintaining the alignment within a predetermined tolerance. We have a patent pending related to a “material neutral process” for the generation of electrical power. We have a third patent pending, which covers a method and apparatus for more efficient heat distribution and dissipation for use with an electrical generator.

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

We anticipate that we could produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility. We anticipate that if we are successful in obtaining funds through private or public sources, we may need to explore the expansion of our present facilities. An expansion may be necessary to provide needed space for the assembly of our 2.4L (3-cylinder), 1.6L (2-cylinder) and .8L (1-cylinder) engines as well as our generator systems. We do not anticipate expanding our manufacturing facilities in 2007. We anticipate our capital expenditures for 2007 will be approximately $4.0 million, subject to sufficient capital from anticipated financing.

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

In March 2007 we commenced shipping our Oxx Power™ open power units (OPU). An open power unit is a user-configurable system that allows for customization in the field. Distributors or end-user customers can install a variety of “power take off” devices including pumps, generators, compressors and more. Our OPUs run on a variety of fuels, such as gasoline, natural gas, propane, and hydrogen. We see our OPUs as a natural value-added product for our distributors to sell and service, and for customers to customize to meet a wide array of needs. Our OPUs are designed to be a solution for the global agricultural, irrigation and industrial segments.

In August 2006, our sales and marketing department presented to each of our distributors, a new 4.9L Oxx Power engine. We are also in the process of developing service and warranty manuals for the 4.9L Oxx Power engine.

Our distributors will not be able to offer our engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. In 2008, certification will be necessary in order to sell engines for distributed power generation and in 2009, certification will be necessary for stand-by power generation markets. Until such time, stand-by and replacement engines, and engines that operate on non-polluting fuels like hydrogen, are not subject to the same requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the second quarter of 2007. We believe it will cost approximately $1.0 million to certify the 4.9L engine. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $2.0 million (including this certification process) in 2007, subject to sufficient capital from anticipated financing.

We are dependent on a small number of vendors to supply the components for our 4.9L engines. As of March 31, 2007, we had total purchase orders outstanding to our suppliers of approximately $270,000. In July we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of components from suppliers. Although we expect product flow and production of the new 4.9L engines to increase during the first half of 2007, further delivery delays from our suppliers would further delay sales of new 4.9L engines to our distributor network and would adversely affect our ability to generate revenue.

We are expanding our search for vendors who can manufacture component parts to our specifications.

Grants and Government Programs

On July 7, 2005, we were notified by the Iowa Department of Economic Development the following funding assistance:

• Community Economic Betterment Account (“CEBA”) Forgivable Loan	$250,000
• Physical Infrastructure Assistance Program (PIAP) Forgivable Loan	$150,000
• Enterprise Zone (“EZ”) (estimated value)	$142,715

These awards were provided to assist us in the acquisition of machinery and equipment for our new 30,000 square foot manufacturing building. As a result, we agreed to make an investment of $1,543,316 in our Algona location and create 49 full-time equivalent positions. This agreement was amended September 28, 2006 to include both facilities on our production site and amends the job creation requirement to 59 full-time equivalent positions. More information regarding these forgivable loans can be found in Note 5 to the Consolidated Financial Statements.

The Iowa Department of Economic Development has approved us for participation in the Enterprise Zone Program. Under the Program, we are eligible for the following benefits provided we continue to meet certain Program requirements:

•	Funding for training new employees through a supplemental new jobs withholding credit equal to 3.0% of gross wages of the new jobs created;

•	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

•	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

•	An investment tax credit equal to 10% of our capital investment. This Iowa tax credit may be carried forward for up to seven years.

•	A value-added property tax exemption. Our community has approved an exemption from taxation on a portion of the property in which our business is located.

In order to receive these benefits, we must create 59 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. We must also pay an average median wage for of $23.89 per hour and pay 80% of our employees’ medical and dental insurance. Within three years of the effective date of the agreement, we must also make a capital investment of at least $1,329,716 within the Enterprise Zone. If we do not meet these requirements, we will have to repay all or a portion of the incentives and assistance we have received.

We received a partially forgivable loan in the amount of $146,124 from the Algona Area Economic Development Corporation (“AAEDC”), used for purchase of land and construction of our manufacturing facility. If we create 50 new jobs in Algona, Iowa by June 1, 2010 and retain those jobs through June 1, 2015, $67,650 of this loan will be forgiven. If we create and retain 50 additional new jobs in Algona, Iowa (total of 100 jobs) by June 1, 2015 another $67,650 of this loan will be forgiven. The balance of $10,824 will be the only amount we repay to AAEDC, if we are successful in creating 100 new jobs. A wage must be paid equal to or greater than the average hourly wage for workers in Kossuth County, Iowa, as determined annually by Iowa Workforce Development. If we are unsuccessful we must repay the loan with 8% interest. We are accruing interest on this loan until we meet the terms.

Employees

We currently have 25 employees, 20 of which are in Algona, Iowa and five of which are in Canada. We anticipate that we will create approximately 15 - 20 additional new jobs in 2007, subject to receipt of sufficient capital from anticipated financing.

Net Operating Loss

We have accumulated approximately $5,730,000 of net operating loss and approximately $80,000 in research and development credit carryforwards as of December 31, 2006, which may be offset against taxable income and income taxes in future years. In addition, we have accumulated a foreign net operating loss carryforward of approximately $490,000. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

ITEM 7.  FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hydrogen Engine Center, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2006 and 2005, and the related statements of operations, stockholder's equity (deficit) and comprehensive loss, and cash flows for the years then ended and the period from May 19, 2003 (inception date) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, and for the period from May 19, 2003 (inception date) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses from operations and is dependent on significant additional financing which creates substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

West Des Moines, Iowa
April 17, 2007

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

ASSETS	December 31, 2006	December 31, 2005

Current Assets
Cash and cash equivalents	$1,149,207	$2,346,248
Restricted cash	352,584	-
Accounts receivable	161,077	3,200
Other receivables	42,298	129,952
Inventories	2,001,004	206,091
Prepaid expenses	69,882	77,723
Total current assets	3,776,052	2,763,214

Property, Plant and Equipment
Leasehold improvements	17,156	16,023
Building	2,150,322	282,901
Equipment	757,217	280,780
Land and improvements	467,188	196,124
Construction in progress	64,744	1,322,798
	3,456,627	2,098,626
Less accumulated depreciation	182,440	39,818
Net property and equipment	3,274,187	2,058,808

Total Assets	$7,050,239	$4,822,022

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

LIABILITIES AND EQUITY	December 31, 2006	December 31, 2005

Current Liabilities
Notes payable, bank	$1,168,693	$262,647
Current portion long-term debt	48,289	24,984
Current installments of obligation under capital lease	8,084	-
Accounts payable	498,316	236,341
Accrued expenses	273,980	69,768
Unearned project reimbursements	102,972	-
Unearned grants	66,663	-
Accrued purchase commitment losses	26,458	-
Construction payable	-	232,208
Total current liabilities	2,193,455	825,948

Long-term debt, net of current maturities	769,339	791,541
Obligation under capital lease, excluding current installments	42,275	-
	811,614	791,541
Total liabilities	3,005,069	1,617,489

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
930,000 and -0- shares issued and outstanding, respectively	930	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,143,914 and 25,157,905 shares issued and outstanding, respectively	26,144	25,158
Additional paid-in capital	11,160,272	4,837,602
Unearned stock-based compensation	-	(275,332)
Accumulated other comprehensive income - foreign currency	(9,219)	(2,207)
Deficit accumulated during the development stage	(7,132,957)	(1,380,688)
Total stockholders' equity	4,045,170	3,204,533

Total Liabilities and Stockholders’ Equity	$7,050,239	$4,822,022

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	From Inception (May 19, 2003) to December 31, 2006

Sales	$278,344	$24,100	$321,904

Cost of sales	253,723	19,444	277,267

Gross Profit	24,621	4,656	44,637

Operating Expenses
Sales and marketing	859,587	114,473	981,161
General and administrative	3,007,139	586,955	3,810,642
Research and development	1,426,640	418,070	1,880,352
Decline in market value of inventory	428,147	-	428,147

	5,721,513	1,119,498	7,100,302

Operating Loss	(5,696,892)	(1,114,842)	(7,055,665)

Other Income (Expense)
Interest income	58,972	31,280	90,995
Interest expense	(114,349)	(39,008)	(168,287)
	(55,377)	(7,728)	(77,292)

Net Loss	$(5,752,269)	$(1,122,570)	$(7,132,957)

Weighted-average shares outstanding	25,207,950	19,154,753

Basic and diluted net loss per share	$(0.23)	$(0.06)

See acccompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

								Deficit
							Accumulated	Accumulated
	Preferred	Preferred	Common	Common	Additional	Unearned	Other	During the
	Stock	Stock	Stock	Stock	Paid - in	Stock-Based	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Total
Issuance of common stock to founder
in exchange for equipment and
expenses incurred by founder	-	$-	2,000,000	$2,000	$98,165	$-	$-	$-	$100,165

Net loss	-	-	-	-	-	-	-	(65,642)	(65,642)

Balance at December 31, 2003	-	-	2,000,000	2,000	98,165	-	-	(65,642)	34,523

Company - related expenses
paid by founder	-	-	-	-	39,187	-	-	-	39,187

Net loss	-	-	-	-	-	-	-	(192,476)	(192,476)

Balance at December 31, 2004	-	-	2,000,000	2,000	137,352	-	-	(258,118)	(118,766)

Company - related expenses
paid by founder	-	-	-	-	12,135	-	-	-	12,135

Exchange of previous shares by
sole shareholder of HEC Iowa	-	-	(2,000,000)	-	-	-	-	-	-

Shares in Green Mt. Labs acquired
in reverse merger	-	-	1,006,000	1,006	(1,006)	-	-	-	-

Stock split of 3.8 to 1
prior to the merger	-	-	2,816,804	2,817	(2,817)	-	-	-	-

Issuance of common stock to the
sole shareholder of HEC Iowa	-	-	16,297,200	14,297	(14,297)	-	-	-	-

Issuance of restricted common
stock to employees and directors	-	-	426,000	426	425,574	(275,332)	-	-	150,668

Issuance of common stock in
connection with private placement,
net of expenses	-	-	3,948,500	3,949	3,590,940	-	-	-	3,594,889

Issuance of common stock in
connection with conversion of debt	-	-	663,401	663	556,388	-	-	-	557,051

Consultant compensation associated
with stock options	-	-	-	-	133,333	-	-	-	133,333

									4,329,310

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	(2,207)	-	(2,207)
-
Net loss	-	-	-	-	-	-	-	(1,122,570)	(1,122,570)

Total comprehensive loss	-	-	-	-	-	-	-	-	(1,124,777)

Balance at December 31, 2005	-	$-	25,157,905	$25,158	$4,837,602	$(275,332)	$(2,207)	$(1,380,688)	$3,204,533

- Continued -

See accompanying notes.

Reclassification due to implementation
of SFAS 123R	-	$-	-	$-	$(275,332)	$275,332	$-	$-	$-

Employee/Director compensation
associated with stock options and
restricted stock	-	-	-	-	724,209	-	-	-	724,209

Consultant compensation associated
with stock options	-	-	-	-	43,777	-	-	-	43,777

Issuance of preferred stock in
connection with private placement,
net of expenses	930,000	930	-	-	2,778,883	-	-	-	2,779,813

Issuance of common stock in
connection with private placements,
net of expenses	-	-	978,009	978	3,043,141	-	-	-	3,044,119

Issuance of stock related to option
exercises	-	-	8,000	8	7,992	-	-	-	8,000

									9,804,451

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	(7,012)	-	(7,012)

Net loss	-	-	-	-	-	-	-	(5,752,269)	(5,752,269)

Total comprehensive loss	-	-	-	-	-	-	-	-	(5,759,281)

Balance at December 31, 2006	930,000	$930	26,143,914	$26,144	$11,160,272	$-	$(9,219)	$(7,132,957)	$4,045,170

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flow

	Year Ended December 31, 2006	Year Ended December 31, 2005	From Inception (May 19, 2003) to December 31, 2006

Cash Flows from Operating Activities
Net loss	$(5,752,269)	$(1,122,570)	$(7,132,957)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	142,622	17,936	182,440
Compensation to directors and employees from stock options and restricted stock	724,209	150,668	874,877
Compensation to consultants from stock options	43,777	133,333	177,110
Change in assets and liabilities:
Accounts receivable	(157,877)	(3,200)	(161,077)
Other receivables	(12,346)	(29,952)	(42,298)
Inventories	(1,794,913)	(103,967)	(2,001,004)
Prepaid expenses	7,841	(74,560)	(69,882)
Accounts payable	261,975	247,454	601,952
Accrued expenses	204,212	52,638	273,980
Accrued purchase commitment losses	26,458	-	26,458
Unearned project reimbursements	102,972	-	102,972
Unearned grants	66,663	-	66,663
Net cash used in operating activities	(6,136,676)	(732,220)	(7,100,766)

Cash Flows from Investing Activities
Increase in restricted cash	(352,584)	-	(352,584)
Purchases of property, plant, and equipment	(1,488,749)	(1,304,022)	(2,828,145)
Net cash used in investing activities	(1,841,333)	(1,304,022)	(3,180,729)

Cash Flows from Financing Activities
Proceeds from note payable, bank	906,046	650,000	1,556,046
Payments on note payable, bank	-	(650,000)	(650,000)
Proceeds from long-term debt	100,000	780,000	1,172,052
Payments on long-term debt	(49,998)	(10,000)	(64,998)
Proceeds from exercise of stock option	8,000	-	8,000
Issuance of preferred stock in private placement, net of expenses	2,779,813	-	2,779,813
Issuance of common stock in private placements, net of expenses	3,044,119	3,594,889	6,639,008
Net cash provided by financing activities	6,787,980	4,364,889	11,439,921

Effect of Exchange Rates on Cash and Cash Equivalents	(7,012)	(2,207)	(9,219)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,197,041)	2,326,440	1,149,207

Cash and Cash Equivalents – Beginning of Period	2,346,248	19,808	-

Cash and Cash Equivalents – End of Period	$1,149,207	$2,346,248	$1,149,207

- Continued -

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flow

-Continued-

			From
			Inception
	Year Ended	Year Ended	(May 19, 2003) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Supplemental Cash Flow Information

Interest paid	$32,262	$37,747	$70,209

Supplemental Disclosure of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$12,135	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$557,051	$557,051

Acquistion of property, plant, and equipment
through financing	$101,460	$479,171	$580,631

Payables for construction in progress	$-	$232,208	$232,208

Receivable for state loan	$-	$100,000	$100,000

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
December 31, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies

Hydrogen Engine Center, Inc., formerly known as Green Mountain Labs, Inc. (“Green Mt. Labs”), is a Nevada corporation. Green Mt. Labs was then a public-reporting shell company and, in connection with the merger described below, changed its name to Hydrogen Engine Center, Inc. Green Mt. Labs was originally organized to acquire and develop mining claims; however, these operations were discontinued in 1997. Also, as a result of the merger described below; our operations are those of our wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”), and Hydrogen Engine Centre (HEC) Canada, Inc. (“HEC Canada”).

HEC Iowa was incorporated as an Iowa corporation on May 19, 2003, (“inception date”) for the purpose of commercializing internal combustion industrial engines and generator sets. HEC Iowa’s operations are located in Algona.

We incorporated HEC Canada as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets. HEC Canada is located in Quebec and works with Universite Du Quebec at Trois-Rivieres.

Description of Business - A Corporation in the Development Stage

We design, manufacture and distribute alternative fuel internal combustion engines and generator sets for use in the industrial and power generation markets. Our engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. The engines and engine products are sold under the brand name Oxx Power TM.

Through December 31, 2006, we remain in the development stage. This stage is characterized by minimal revenues with efforts focused on fundraising and significant expenditures for the design and development of our products and manufacturing processes, and for the construction of our new facilities.

During 2007, we will begin the certification of our engines, a requirement mandated by the Environmental Protection Agency (“EPA”), for certain engine applications. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. Engine certification is currently necessary for us to sell engines to original equipment manufacturers for mobile off-road applications and will also be necessary for distributed power generation applications in 2008 and stand-by power generation applications in 2009. We expect to incur costs in excess of $1 million during 2007 for engine certification.

Merger

On August 30, 2005, Green Mt. Labs completed the acquisition of HEC Iowa. To accomplish the acquisition, Green Mt. Labs merged its newly created, wholly owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa, with HEC Iowa being the surviving entity. As part of the acquisition, Green Mt. Labs completed a 3.8 share to 1 share stock split which increased outstanding shares of common from 1,006,000 to 3,822,804. Also under terms of the merger, we issued 16,297,200 shares of post-split common stock (representing 81% of the total outstanding shares immediately following the transaction) to Theodore G. Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa’s outstanding capital stock (2,000,000 shares). In connection with the merger, Green Mt. Labs changed its name to Hydrogen Engine Center, Inc.

The transactions have been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by HEC Iowa for the net assets of Green Mt. Labs with no goodwill or other intangibles being recorded.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge its liabilities other than in the normal course of operations.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Our Board of Directors has approved the sale of 5,000,000 shares of Series B Preferred Stock (Note 10). Efforts are ongoing in this private placement to raise $10 million in new capital. Through April 17, 2007, a total of $2,047,000 subscriptions have been received and deposited by the company, $485,000 of which are included in our cash balance at April 12, 2007 shown below. As additional funds are received and confirmed, we plan to stage growth to expand our manufacturing operations, add key personnel, proceed with essential engine certification, continue product development and grow inventories in balance with capacity and sales forecasts. We had approximately $203,000 in cash (not including certain subscriptions discussed above), $215,000 in trade receivables and $280,000 in trade payables at April 12, 2007. If we are unable to raise additional funds through our private placement, we anticipate that these subscriptions, plus our existing capital, will fund operations through June, 2007. These timeframes will vary either positively or negatively based on subsequent events.

Continuing operations is dependent upon obtaining significant further financing. We have engaged an investment banking firm to assist in obtaining funding needed to implement our business plan. We believe that the funding must be secured in April of 2007. There can be no assurance that we will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms that will be acceptable to us. These conditions raise substantial doubt about the ability to continue as a going concern.

Production of remanufactured engines, new Oxx PowerTM engines and Open Power Units have commenced and are being sold abroad and into the existing equipment application market. Without the addition of value-added dress items, the market for our remanufactured engines has proven to be unprofitable. We continue to experience delays in obtaining production milestones, which are directly attributable to difficulties encountered in securing financing. We have experienced delays in obtaining needed components and we have incurred a loss attributable to reducing inventory to lower of cost or market for our remanufactured engine components. We expect there will be minimal future margins on our current inventory. We have also experienced delays in our engine certification program. Currently, engine certification is necessary for us to sell engines to original equipment manufacturers for mobile off-road applications. In 2008, certification will be necessary in order to sell engines for distributed power generation and in 2009, certification will be necessary for standby power generation applications. We anticipate engine certification could cost in excess of $1 million per engine. Even if we are able to manufacture products and provide certified engines, there are no assurances that they will be accepted by the market place.

Foreign Currency Translation

Our results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Other comprehensive income (loss).

Cash and Cash Equivalents

We consider highly-liquid investments with an original maturity of ninety days or less to be cash equivalents. We maintain cash balances in four institutions. At times, our cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation. We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

We have a letter of credit with a financial institution which is secured by a certificate of deposit. As long as the certificate of deposit is retained as security for the letter of credit, it will be recorded as restricted cash.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. We follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at December 31, 2006, and December 31, 2005, we believe that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first-out method) or market value (Note 2).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by using the straight-line method. Leasehold improvements are depreciated over the life of the lease. Depreciation expense was $142,622 and $17,936 for the years ended December 31, 2006 and 2005, respectively. Depreciation expense was $182,440 from inception (May 19, 2003) to December 31, 2006. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

We review our property, plant and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If the evaluation indicates that the carrying amount of the asset may not be recoverable and an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations.

Warranty Reserve

We record a warranty reserve at the time products are sold or at the time revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. We recorded a warranty reserve at December 31, 2006 of $18,397 in accrued expenses. A warranty reserve was not recorded at December 31, 2005.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Shipping and Handling Costs

Amounts charged to customers and costs we incur for shipping and handling are currently treated as expense reimbursements and are not included in revenue and cost of goods sold, respectively, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. At December 31, 2006 we have recorded $51,200 as a reduction in research and development expense and have recorded $102,972 as “Unearned project reimbursements” for projects which are in process.

Grants and Incentive Programs

We recognize grant income as reimbursement of expenses incurred, when it is reasonably probable that the conditions of the grant will be met.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. We record the receipt of funds when compliance is uncertain as “Unearned grant income” (Note 7).

Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred. Advertising costs for the years ended December 31, 2006 and 2005 are $169,544 and $32,475. Advertising costs from inception (May 19, 2003) to December 31, 2006 were $207,030.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. These expenses are related to pre-production including production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the year ending December 31, 2006 totaled $721,716. Minimal production was in place at December 31, 2005.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero in our financial statements, regardless of their value.

Income Taxes

We recognize deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and net operating loss carryforwards (Note 9).

Net Loss Per Share

Under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”), basic loss per share is computed by dividing our net loss for the period by the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic net loss per share of common stock:

	Year Ended December 31,
	2006		2005
Basic net loss per share:
Numerator:
Net loss	$	(5,725,269)	$(1,122,570)

Denominator:
Average common shares outstanding		25,483,440	19,255,531
Unvested restricted common shares		(275,490)	(100,778)
Weighted-average common shares outstanding		25,207,950	19,154,753

Basic net income per share		$(.23)	$(.06)

Diluted net loss per share excludes potential common shares since the effect is anti-dilutive.

In 2006, the following shares were not included in the calculation of basic earnings per share due to their antidilutive effect:
a.	380,666 exercisable shares related to employee and non-employee incentive stock options.
b.	218,000 unvested restricted shares.
c.	445,786 warrants.
d.	930,000 shares of preferred stock.

We assumed the effects of the recapitalization, described in Note 1, were effective at the beginning of the earliest reporting period when calculating weighted-average shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Our actual results could differ from our estimates.

Fair Value of Financial Instruments

Due to the short term nature of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, we believe that the carrying amounts reported in the balance sheet, approximate their fair values at the balance sheet date. The fair value of long-term debt is estimated based on anticipated interest rates which management believes would currently be available for similar issues of debt, taking into account our current credit risk and other market factors.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). As prescribed in SFAS 123R, we have elected to use the modified prospective transition method, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered, beginning January 1, 2006. We record stock-based compensation expense on a straight-line basis over the requisite period, which is generally a four-to five-year vesting period. Historically, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in the prior year.

In March 2005, SAB 107 provided supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all stock options and restricted stock awards are expensed over the award vesting period. These awards are expensed under the same approach using the fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.

SFAS 123R requires the use of a valuation model, explained in Note 13, to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 123, we chose to follow APB No. 25 and related interpretations for its employee stock-based compensation. Under APB No. 25, no compensation expense was recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. We use the fair value of common stock at the close of business on the date the option is approved by our Board of Directors.

SFAS 123R requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $275,332 of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

We account for options issued to non-employees (other than directors) under SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 13), is recorded as an expense and periodically remeasured over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

		Period from Inception
	Year ended	(May 19, 2003) to
	December 31,	December 31,
	2005	2006

Net loss, as reported	$(1,122,570)	$(7,132,957)

Add: options and restricted stock-based employee compensation expense included in reported net (loss)	150,668	874,877
Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(336,470)	(1,060,679)

Pro forma net loss	$(1,308,372)	$(7,318,759)

Weighted-average number of common shares outstanding	19,154,753

Net loss per common and preferred shares:
Basic and diluted as reported	$(.06)

Net loss per common and preferred shares:
Basic and diluted pro forma	$(.07)

We had stock-based compensation of $275,332 for the year ended December 31, 2005. Total employee non-cash stock compensation expense, net of forfeitures, for the year ended December 31, 2006 was $724,209.

As a result of adopting SFAS 123R, our net loss from continuing operations, net loss and net loss before income taxes for the year ended December 31, 2006, was $(5,752,269) and would have been $639,499 less if we had continued to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Furthermore, basic and diluted earnings per share for the year ended December 31, 2006 was $(0.23) and would have been $(0.03) less than if we had continued to account for share-based compensation under APB 25. There was no effect on cash as it pertains to cash flow from operations or cash flow from financing activities as a result of adopting SFAS 123R.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed. See Note 13 for further discussion of stock-based compensation.

Warrants

We have granted warrants to certain finders in our private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on our financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument. See Note 12 for further discussion of warrants.

Recent Accounting Pronouncements

FASB Interpretation No. 48
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or one that is expected to be taken, in a tax return. The Interpretation also provides guidance on matters such as derecognition, interest and penalties, and disclosure. We plan to adopt to adopt FIN 48 in the first quarter of 2007, and we do not expect the adoption will have a material impact on our Consolidated Financial Statements, due to our full valuation allowance on our deferred tax asset.

FASB Statement No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement is effective for years beginning on or after November 15, 2007. We are currently evaluating the impact on our Consolidated Financial Statements, but do not believe that it will have a material impact. We plan to adopt SFAS 157 in the first quarter of 2008.

SAB No. 108
In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006. SAB No. 108 permits a company to elect either retrospective or prospective application. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We anticipate adopting SFAS No. 159 in the first quarter of 2008.

Reclassifications

Certain amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flow as of and for the year ended December 31, 2005 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	December 31,
	2006	2005

Component parts	$1,490,676	$109,351
Work in process	119,416	12,302
Finished goods	390,912	84,438

Total	$2,001,004	$206,091

As a result of recent changes in our efforts to market remanufactured engines, we recorded an inventory write-down of $428,147 for the year ended December 31, 2006 and from inception (May 9, 2003) through December 31, 2006. The inventory write-down consists of $255,446 for component parts inventory, $0 for work in process inventory, $146,243 for finished goods inventory and $26,458 for purchase commitments. We engage in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations.

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. At December 31, 2006, we allocated approximately $22,000 of overhead to inventory. The balance of fixed production overhead is recorded in general and administrative costs.

3. CONSTRUCTION IN PROGRESS

In 2005, we entered into a contract for construction of a 30,000 square foot engine manufacturing facility. Construction in progress was $64,744 and $1,322,798 at December 31, 2006 and 2005, respectively. The building was placed in service in April 2006.

4. NOTES PAYABLE, BANK

On December 16, 2005, we obtained a short-term note for $500,000 from a bank, of which $262,647 was used for the purchase of a building located adjacent to the manufacturing building site. Borrowings on this short-term note matured December 16, 2006, and accrued interest at 5.89% with monthly interest payments until maturity. On July 18, 2006, we secured an additional note for $75,000. This additional note matured on December 16, 2006, and bore interest at 6.49%. The building served as collateral for both notes.

On December 18, 2006, we refinanced the two short-term notes, listed above, for $568,693 from a bank. The balance of this note on December 31, 2006 was $568,693. This note matures on December 15, 2007, and carries a variable interest rate equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks (Wall Street Journal Prime Rate). Currently, the note accrues interest at 8.25% with monthly principal and interest payments of $4,484 until maturity. The building serves as collateral.

On April 4, 2006, we secured a $600,000 short-term note from a bank. The note matured on April 4, 2007, and bears interest at 6%. The loan is secured by real estate. On April 4, 2007, we renewed this note with the bank. The note now bears interest at 7.25%, matures April 3, 2008 and requires monthly interest and principal payments of $4,340.

On October 16, 2006, we entered into a line of credit for $330,000 with a bank. This line of credit provides a mechanism for obtaining letters of credit for international purchasing. The line of credit expires February 28, 2007 and is secured by a certificate of deposit at the same bank. The amount of the certificate of deposit is $350,000 and has a 14-month term with an annual percentage rate of 4.41%. The letter of credit arrangement provides for three shipments of component parts. For each shipment, one half of the total payment for the component parts is required to be paid once the shipment leaves the international port. The last half of the payment is required to be paid sixty days after the shipment bill of lading date. At December 31, 2006, we had an outstanding letter of credit for $230,400 against the line of credit. We had released funds for the first payment of two shipments totaling $99,600. At December 31, 2006, the balance on the line of credit was $0.

On February 21, 2007, we amended our loan agreement for our letter of credit. The amendment reduces the letter of credit with the bank from $330,000 to $80,000. This amendment allows us to obtain a revolving line of credit for $250,000. The interest rate per year is equal to the bank’s prime rate, which is currently 8.25%, and requires that interest be paid monthly. The line of credit expires October 16, 2007, and is secured by a certificate of deposit. At March 20, 2007, the balance on the line of credit was $250,000.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005
Note payable to City of Algona. See (a)	$175,000	$200,000

Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124

Note payable to Algona Area Economic Development Corporation. See (c)	64,566	70,401

Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000

Note payable to finance company. See (e)	31,938	-
	817,628	816,525
Less amounts due within one year	48,289	24,984

Totals	$769,339	$791,541

Future maturities of long-term debt at December 31, 2006 are as follows:

2008	$30,350
2009	24,375
2010	169,562
2011	200,330
2012	148,800
Thereafter	195,922
Total long-term debt	$769,339

(a) In September 2005, we obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided we create and retain at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. We are accruing interest on this note until the terms of the note have been met. The loan is collateralized by land and building.

(b) On June 27, 2005, we executed a note payable of $146,124 from the Algona Area Economic Development Corporation in exchange for land received to be used for the construction of the new facility. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon us achieving performance targets as follows:

•
$67,650 of principal and interest will be forgiven if we certify that we have created 50 new full-time equivalent jobs by June 1, 2010, and continuously retained those jobs in Algona, Iowa until June 1, 2015.

•	$67,650 of principal and interest will be forgiven if we certify that we have created and continuously retained 50 additional new full-time equivalent jobs by June 1, 2015.
•	Balance of $10,824 due on June 1, 2015, without interest if paid by that date.
•	Payment of a wage for the retained jobs that is equal to or greater than the average hourly wage for workers in Kossuth County, Iowa, as determined annually by Iowa Workforce Development.

We are accruing interest on this note until the terms of the note have been met. The loan is secured by the real estate.

(c) On December 16, 2005, we assumed a no-interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500 in conjunction with the purchase of land and building. This note was recorded at the fair value of future payments using an interest rate of 10% which amounted to $70,401, resulting in a total purchase price of the land and building of $332,901. This note is secondary and subordinate to a short-term note held by a bank. The note requires quarterly payments of $2,500 starting January 1, 2006, with the final payment due July 1, 2017. We plan to use this building for parts distribution and for distributed power generation manufacturing.

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us with a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. We received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. We are required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires mid-year and end-of-year status reports to ensure compliance. We are accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. We received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately. If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. We are accruing interest on this note until the terms of the note have been met. The note is secured by a security agreement on our assets.

(e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note.

6. CAPITALIZED LEASES

We entered into capital lease agreements in 2006 to purchase equipment. The leases have bargain purchase options and are being depreciated over 5-year periods. The purchase price for the equipment was $49,940 and has monthly lease payments of $1,032. The net book value of capital lease assets was $48,471 at December 31, 2006. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of December 31:

2007	$11,979
2008	12,615
2009	12,615
2010	12,615
2011	11,784
Thereafter	634
Total minimum lease payments	62,242
Less amount representing interest	11,883
Present value of minimum lease payments	50,359
Less amounts due within one year	8,084
Totals	$42,275

We entered into a capital lease agreement on February 14, 2007, to purchase equipment totaling approximately $111,000 that will be depreciated over five years. The equipment lease calls for 36 monthly installments of $3,756 and a down payment of $15,351. This lease agreement contains a bargain purchase option at the end of the lease term.

7. GRANTS AND INCENTIVE PROGRAMS

On June 28, 2005, we signed an Enterprise Zone (EZ) Agreement with IDED. This agreement was later amended, September 26, 2006, to include both properties on our production site. The agreement provides the following benefits:

•	Funding for training new employees is allowed through the new jobs and supplemental new jobs withholding credit equal to 3.0% of gross wages of the new jobs created;

•	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

•	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

•	An investment tax credit equal to 10% of the capital investment. This Iowa tax credit may be carried forward for up to seven years;

•	A value-added property tax exemption. Our community has approved an exemption from taxation on a portion of the property in which our business has located.

In order to receive these benefits, we must create 59 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. We must also pay an average median wage of $23.89 per hour and pay 80% of the employees' medical and dental insurance. Within three years of the effective date of the agreement, we must also make a capital investment of at least $1,329,716 within the Enterprise Zone. If we do not meet these requirements, a portion of the incentives and assistance will have to be repaid, which will be based on the portion of requirements that we have met.

At December 31, 2006, we had not met all of our obligations under this agreement. Until it is likely we will meet all of our obligations, we record benefits received as liabilities. At December 31, 2006, we recorded approximately $42,000 in property taxes connected with the property tax exemption, as an accrued expense.

In August 2005, we entered into an Industrial New Jobs Training Agreement with Iowa Lakes Community College. At December 31, 2006, we had received approximately $68,000 of a training grant with net proceeds of $104,000. The “New Jobs Credit from Withholding” and the “Supplemental New Jobs Credit from Withholding” training programs are funded through payments equaling 3% of gross wages and are required to be paid quarterly in the same manner as withholding payments are reported to the Iowa Department of Revenue. The payments made to the college are deducted from the amount of state withholding tax collected from employee payroll. There are fees associated with the administration of this grant. At December 31, 2006, we recorded $12,943 for fees accrued in connection with the grant as accrued expenses. We also recorded unearned grant income of $36,308 at December 31, 2006, which is the net amount received and repaid through state withholding for the training grant.

At December 31, 2006, we recorded unearned grant income of $30,355 for a sales tax refund we received from the construction of our engine production building.

8. RELATED PARTY TRANSACTIONS

One of the members of our Board of Directors is the manager of an engine parts distributor from which we purchases engine parts. Purchases from this company for the year ended December 31, 2006 and 2005 totaled $88,833 and $8,454, respectively. Related party purchases from this company totaled $135,203 for the period from inception (May 19, 2003) to December 31, 2006. We do not have a payable to this company at December 31, 2006.

This same engine parts distributor has purchased engines from us. The company’s purchases from us for the year ended December 31, 2006 and 2005 were $14,550 and $7,250. At December 31, 2006, we do not have any receivables from this company.

An officer of our Company was a senior partner in a parts distribution company prior to his employment with us in October 2005. We made purchases from this vendor of $32,290 for the year ended December 31, 2005, and $73,791 for the period from inception (May 19, 2003) to December 31, 2005. As of December 31, 2005, $3,019 was payable to this parts company.

9. INCOME TAXES

The tax effects of significant items comprising our net deferred tax asset and the related valuation allowance as of December 31, 2006, and December 31, 2005, are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Federal	$2,250,000	$460,000
State	310,000	20,000
Foreign	240,000	-
Total	2,800,000	480,000
Valuation allowance	(2,800,000)	(480,000)
Provision for income taxes, less valuation	$-	$-

Due to our operating loss and lack of operating experience, a valuation allowance was provided for our net deferred tax assets at December 31, 2006, and December 31, 2005.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	December 31,
	2006	2005
Rate Reconciliation:
Expected expense/(benefit) at federal statutory rate	(35.00)%	(35.00)%
State tax benefit, net of federal benefit	(5.00)	(5.00)
Stock based compensation	1.81	-
Foreign tax benefit	(4.17)	-
Other	2.36	-
Valuation allowance	40.00	40.00
Expected tax rate	-%	-%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts uses for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$2,290,000	$460,000
Foreign tax benefit	240,000	-
Unrealized inventory impairment loss	170,000	-
Vacation accrual	20,000	-
Stock based compensation	10,000	-
Research and development credit	80,000	20,000
Total deferred tax assets	2,810,000	480,000
Deferred tax liabilities:
Depreciation	(10,000)	-
Total deferred tax liabilities	(10,000)	-
Gross deferred tax asset	$2,800,000	$480,000
Valuation allowance	(2,800,000)	(480,000)
	$-	$-

As of December 31, 2006, we have a net operating loss carryforward for federal and state income tax purposes of approximately $5,730,000 which will begin to expire in 2018. Also, at December 31, 2006, we have a foreign net operating loss carryforward of approximately $490,000. The amount and availability of the net operating loss carryforward may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities.

10. PREFERRED STOCK

We sold 930,000 shares of preferred shares in 2006 at $3.25 per share, for a total of $3,022,500. We incurred expenses of $242,687 and issued warrants exercisable over five years to purchase 241,800 shares to certain finders.

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. As of April 12, 2007, we have sold 242,500 shares at $2.00 per share for a total of $485,000. We will incur expenses of approximately 7% of the total proceeds from this offering and will issue warrants exercisable over five years to purchase a number of shares equal in value to 5.0% of the total proceeds from this offering.

The shares of Series A and Series B Preferred stock are convertible into a number of shares of Common Stock at a conversion price determined by dividing the offering price by any lower price at which the Company may sell shares of Common Stock prior to the expiration of twelve months from that date of issue.

Currently, the conversion price for all shares of Preferred Stock is $2.00. The 930,000 shares of Series A Preferred stock are therefore convertible into 1,511,250 shares of common stock. The shares of Series B Preferred stock are convertible into a number of shares of common stock equal to the number of shares of Series B Preferred stock outstanding.

In the event of a sale of substantially all of the assets of the Company, liquidation, dissolution or winding-up, proceeds shall first be paid to the holders of the Series A and Series B Preferred Stock in the amount of the total purchase price of the shares plus any accrued but unpaid dividends related thereto. Any remaining proceeds will be paid to the holders of the Common Stock.

11. COMMON STOCK

On October 11, 2005, we closed a private placement of Common Stock. We sold 3,948,500 shares of Common Stock, $.001 par value, for a total of $3,948,500. Costs related to this offering totaled $353,611. We sold the shares in a private transaction at $1.00 per share, and we relied on an exemption from registration pursuant to Regulation D, “Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.” Subsequent to October 11, 2006, restrictions for shares purchased in this first private placement have become tradable under Rule 144, subject to certain restrictions for shares held by affiliates of our Company.

On October 15, 2006, we closed our second private placement of Common Stock. We sold 978,009 shares of Common Stock, $.001 par value, for a total of $3,178,464. The shares were sold in a private transaction at $3.25 per share and relied on the exemption from registration pursuant to Regulation D. Costs related to this offering totaled $134,345. We will also issue warrants in connection with the raising of the additional funding.

12. WARRANTS

In August 2005, we issued warrants to purchase up to a total of 69,640 shares for services rendered in connection with the first private offering of stock. These are warrants to purchase Common Stock, for $1 per share for the first three years and $1.50 for years four and five. The warrants expire on the fifth anniversary date from issuance.

In October 2006, we issued warrants to purchase a total of 134,346 shares of our Company for services rendered in connection with our second private offering of Common Stock. These warrants to purchase Common Stock for $3.25 per share expire October 15, 2010. We also issued warrants to purchase 241,800 shares of our Common Stock for $3.25 in connection with the private placement of preferred stock. The warrants issued in connection with the sale of Preferred Stock also expire October 15, 2010.

13. STOCK-BASED COMPENSATION

On September 1, 2005, we adopted an Incentive Compensation Plan (“Incentive Plan”) for the purpose of encouraging key officers, directors, employees and consultants to remain with the Company and devote their best efforts to the business of the Company. Under this plan, options may be granted to eligible participants, at a price not less than the fair market value of the stock at the date of grant. Options granted under this plan may be designated as either incentive or non-qualified options and vest over periods designated by the Board of Directors, generally over two to five years, and expire no later than ten years from the date of grant. Upon exercise, we issue new shares of Common Stock to the employee.

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At December 31, 2006, there were 727,334 shares available for grant and 1,272,666 shares granted. Of the shares granted, 426,000 were granted as restricted stock, 201,666 were granted as non-employee stock options, and 645,000 were granted as employee and director stock options.

During September 2006, the Board of Directors approved the repricing of all of the options granted after September 1, 2005. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of the employees. Employees' existing option grants were repriced to an exercise price of $3.50 per share (the current fair market value of the Common Stock as of the reprice date). Original exercise prices had ranged from $4.40 to $10.25 per share. The option repricing affected 17 employees and the resulting incremental compensation cost was $176,990. Additionally, any unvested portion of the original option will vest over four years.

The following table presents the weighted-average assumptions, post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $1.5 billion, in addition to our actual history over a thirteen-month period.

			Period from Inception
	Year Ended December 31,		(May 19, 2003) to
	2006	2005	December 31, 2006
Risk-free interest rate	4.60%	3.9%	4.1%
Expected volatility	113.5%	184.6%	163.1%
Expected life (in years)	5.5	9.4	8.2
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$2.94	$1.13	$1.68

The following table summarizes the activity for outstanding employee and non-employee stock options, post repricing, for the year ended December 31, 2006:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2004	-	$-
Granted	854,000	$1.18
Balance at December 31, 2005	854,000	$1.18
Granted	370,000	$3.50
Exercised	(8,000)	$1.00
Canceled/forfeited/expired	(377,334)	$1.96
Balance at December 31, 2006	838,666	$1.85	8.9	$1,174,000
Vested and exercisable as of December 31, 2006	380,666	$1.32	8.7	$735,000
Vested and expected to vest as of December 31, 2006	826,086	$1.85	8.9	$1,157,000

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $3.25 on December 29, 2006, the last day of trading in December.

We received $8,000 for 8,000 employee stock options exercised during 2006. The total intrinsic value of the stock options exercised at December 31, 2006, was $71,520. The total grant date fair value of stock options vested during 2006, 2005, and inception (May 19, 2003) to December 31, 2006 was $494,697, $315,900 and $810,597, respectively.

As of December 31, 2006, there was approximately $1,390,000 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a period of 3.2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the year ended December 31, 2006:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2005	304,000	$1.00
Vested	86,000	$1.00
Unvested at December 31, 2006	218,000	$1.00

As of December 31, 2006, there was approximately $186,500 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$1.00	553,666	8.7	$1.00	332,666	$1.00
$3.50	285,000	9.2	$3.50	48,000	$3.50

	838,666	8.9	$1.85	380,666	$1.32

14. COMMITMENTS

Component Parts Procurement

At March 23, 2007, we had issued approximately $270,000 in purchase orders to several vendors for inventory to support the engine build. These purchase orders have been issued with product delivery dates through May 2007.

We have set up an allowance for losses on non-cancellable purchase orders. The estimated losses result from anticipated future sales of remanufactured engines for sales prices less than the estimated cost to manufacture. Inventory purchase commitment losses at December 31, 2006 were $26,458. We engaged in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations.

Ammonia Research Project

On May 15, 2006, we executed a statement of intent acknowledging our commitment to provide $120,000 in funding over a three-year period to support research by Propulsion Sciences Co. at the United States Merchant Marine Academy, relating to the use of ammonia emulsions in diesel fuels.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 12, 2005, we dismissed Green Mt. Labs’ independent accountants, HJ & Associates, LLC and retained LWBJ, LLP of West Des Moines, Iowa, as our independent accountants.

HJ & Associates’ audit report to Green Mt. Labs’ financial statements for the years ended December 31, 2004 and 2003 includes a modification expressing substantial doubt as to Green Mt. Labs’ ability to continue as a going concern, due to recent losses from operations, has a deficit in working capital and stockholders’ deficit. The report contains no other adverse opinion, disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principle for either of the past two years. The decision to dismiss HJ & Associates, LLC was related solely to the change in control of Green Mt. Labs as reported in the company’s Form 8-K/A filed with the Securities and Exchange Commission on September 6, 2005, as revised and filed on September 7, 2005. The company’s Board of Directors participated in and approved the decision to change independent accountants.

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

The Board of Directors voted to engage LWBJ, LLP on February 10, 2006 to audit the company’s financial statements for the year ended December 31, 2006.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

2.2
Revised and Amended Agreement and Plan of Merger with Hydrogen Engine Center, Inc. and Green Mt. Acquisitions, Inc. (Incorporated by reference to the preliminary information statement filed with the SEC on July 12, 2005).

3.1	Certificate of Incorporation (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.2	Bylaws (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.3	Certificate of Amendment to Articles of Incorporation (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.4	Amendment to Bylaws (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.5	Certificate of Designation for the Series A Preferred Stock
3.6	Certificate of Designation for the Series B Preferred Stock
4.1	Instrument defining rights of stockholders (See Exhibits No. 3.1-3.6)
10.1	Mortgage to Iowa State Bank dated 12-18-2006.
10.2	Mortgage to Farmers State Bank dated 4-3-2007.
21.1	List of subsidiaries of Registrant
31.1	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Chief Executive Officer.
31.2	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees billed by LWBJ, LLP and fees incurred, for professional services are estimated to be $145,000 for the year ended December 31, 2006 and $107,835 for the year ended December 31, 2005, including fees associated with the annual audit and review of the quarterly reports on Form 10-QSB. Fees for these services are billed as incurred and recorded by the company as invoices are received.

Tax Fees

$28,050 in fees were billed by LWBJ, LLP for tax services in 2006 and $0 in fees were billed by LWBJ, LLP for tax services in 2005.

All other Fees

No fees were billed by HJ & Associates or LWBJ, LLP, for professional services rendered during the fiscal years ended December 31, 2006 and December 31, 2005 other than those specified above.

On October 12, 2005, the company appointed LWBJ, LLP of West Des Moines, Iowa, as the company’s auditors following the dismissal of HJ & Associates, LLC. The Board of Directors voted to engage LWBJ, LLP on February 10, 2006 to audit the company’s financial statements for the year ended December 31, 2006. The entire Board of Directors, acting as the Audit Committee, pre-approved audit engagement terms prior to the commencement of any audit work.

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

HYDROGEN ENGINE CENTER., INC.

Date: April 17, 2007	By:	/s/ Theodore G. Hollinger
Theodore G. Hollinger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 17, 2007	By:	/s/ Theodore G. Hollinger
Theodore G. Hollinger, director

Date: April 17, 2007	By:	/s/ Thomas A. Trimble
Thomas A. Trimble, director

Date: April 17, 2007	By:	/s/ Edward T. Berg
Edward T. Berg, director

Date: April 17, 2007	By:	/s/ Philip G. Ruggieri
Philip G. Ruggieri, director