Form 10QSB
period 2007-03-31
HYDROGEN ENGINE CENTER, INC.
filed 2007-05-18
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 16, 2007
Series A Preferred	930,000
Series B Preferred	1,879,846
Common	26,078,914

FORM 10-QSB

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 2007	3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 and the period from inception (May 19, 2003) through March 31, 2007	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and the period from inception (May 19, 2003) through March 31, 2007	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4.	Controls and Procedures	28

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits and Reports on Form 8-K	30

		Notes About Forward-looking Statements	30

SIGNATURES			31

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

March 31,
ASSETS	2007
(Unaudited)
Current Assets
Cash and cash equivalents	$317,064
Restricted cash	356,432
Accounts receivable	288,550
Inventories	2,363,221
Prepaid expenses	167,122
Total current assets	3,492,389

Property, Plant and Equipment
Leasehold improvements	17,156
Building	2,150,322
Equipment	872,371
Land and improvements	467,188
Construction in progress	100,317
3,607,354
Less accumulated depreciation	239,653
Net property and equipment	3,367,701

Total Assets	$6,860,090

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

March 31,
LIABILITIES AND EQUITY	2007
(Unaudited)

Current Liabilities
Notes payable, bank	$1,416,410
Current portion long-term debt	36,902
Current installments of obligation under capital lease	30,521
Accounts payable	656,231
Accrued expenses	958,611
Unearned project reimbursements	102,972
Unearned grants	58,179
Total current liabilities	3,259,826

Long-term debt, net of current maturities	774,339
Obligation under capital lease, excluding current installments	126,202
900,541
Total liabilities	4,160,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 10,000,000 shares authorized,
930,000 shares issued and outstanding	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
150,000 shares issued and outstanding	150
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,078,914 shares issued and outstanding	26,079
Additional paid-in capital	11,577,738
Accumulated other comprehensive income - foreign currency	(10,403)
Deficit accumulated during the development stage	(8,894,771)
Total stockholders' equity	2,699,723

Total Liabilities and Stockholders’ Equity	$6,860,090

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		From Inception (May 19, 2003) to
	2007	2006	March 31, 2007

Sales	$238,290	$28,590	$560,194

Cost of sales	202,664	15,676	479,931

Gross Profit	35,626	12,914	80,263

Operating Expenses
Sales and marketing	88,514	240,288	1,069,675
General and administrative	823,422	607,969	4,504,575
Research and development	407,357	83,652	2,287,709
Settlement of vendor dispute	448,011	-	577,500
Decline in market value of inventory	-	-	428,147

	1,767,304	931,909	8,867,606

Operating Loss	(1,731,678)	(918,995)	(8,787,343)

Other Income (Expense)
Interest income	11,501	13,498	102,496
Interest expense	(41,637)	(12,960)	(209,924)
	(30,136)	538	(107,428)

Net Loss	$(1,761,814)	$(918,457)	$(8,894,771)

Weighted-average shares outstanding	25,472,024	24,858,905

Basic and diluted net loss per share	$(0.07)	$(0.04)

See acccompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		From Inception (May 19, 2003) to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities
Net loss	$(1,761,814)	$(918,457)	$(8,894,771)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	57,213	18,577	239,653
Compensation to directors and employees from stock options and restricted stock	136,089	153,615	1,010,966
Compensation to consultants from stock options	2,462	21,667	179,572
Change in assets and liabilities:
Accounts receivable	(85,175)	(48,950)	(288,550)
Inventories	(362,217)	(178,262)	(2,363,221)
Prepaid expenses	(97,240)	(88,385)	(167,122)
Accounts payable	138,135	112,673	740,087
Accrued expenses	677,953	23,136	978,391
Unearned project reimbursements	-	51,408	102,972
Unearned grants	(8,484)	-	58,179
Net cash used in operating activities	(1,303,078)	(852,978)	(8,403,844)

Cash Flows from Investing Activities
Increase in restricted cash	(3,848)	-	(356,432)
Purchases of property, plant, and equipment	(39,277)	(615,428)	(2,867,422)
Net cash used in investing activities	(43,125)	(615,428)	(3,223,854)

Cash Flows from Financing Activities
Proceeds from note payable, bank	250,000	-	1,806,046
Payments on note payable, bank	(2,283)	-	(652,283)
Proceeds from long-term debt	-	100,000	1,172,052
Payments on long-term debt	(11,473)	(13,325)	(76,471)
Proceeds from exercise of stock option	-	5,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	279,000	-	279,000
Issuance of common stock in private placements, net of expenses	-	-	6,639,008
Net cash provided by financing activities	515,244	91,675	11,955,165

Effect of Exchange Rates on Cash and Cash Equivalents	(1,184)	(11)	(10,403)

Net Increase (Decrease) in Cash and Cash Equivalents	(832,143)	(1,376,742)	317,064

Cash and Cash Equivalents – Beginning of Period	1,149,207	2,346,248	-

Cash and Cash Equivalents – End of Period	$317,064	$969,506	$317,064

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three months ended March 31,		From Inception (May 19, 2003) to
	2007	2006	March 31, 2007

Supplemental Cash Flow Information

Interest paid	$13,913	$6,835	$84,122

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$557,051

Acquistion of property, plant, and equipment
through financing	$111,450	$51,101	$692,081

Payables for construction in progress	$-	$22,649	$232,208

Receivable for state loan	$-	$-	$100,000

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies

Hydrogen Engine Center, Inc., formerly known as Green Mountain Labs, Inc. (“Green Mt. Labs”), is a Nevada corporation. Green Mt. Labs was a public-reporting shell company and, in connection with our merger, changed its name to Hydrogen Engine Center, Inc. (the “Company”). Also, as a result of our merger, the Company’s operations are those of its wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”), and Hydrogen Engine Center (HEC) Canada Inc. (“HEC Canada”).

HEC Iowa was incorporated on May 19, 2003 (“inception date”) for the purpose of commercializing internal combustion industrial engines and generator sets. HEC Iowa’s operations are located in Algona, Iowa.

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

Description of Business - A Corporation in the Development Stage

We design, manufacture and distribute alternative fuel internal combustion engines, engine controls and generator systems for use in the industrial and power generation markets. These engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. The engines and engine products are sold under the brand name Oxx Power TM.

Through March 31, 2007, we remain in the development stage. This stage is characterized by minimal revenues, with efforts focused on fund raising and significant expenditures for the design and development of our products and manufacturing processes.

Private Placement

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. We may incur expenses of approximately 7% of the total proceeds from this offering and may issue warrants exercisable over five years to purchase a number of shares equal in value to 5.0% of the total proceeds from this offering. There can be no assurances that the full 5,000,000 shares will be sold and issued.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore, be obligated to realize assets and discharge its liabilities other than in the normal course of operations.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Efforts are ongoing in our current private placement to raise $10 million in new capital. As of May 16, 2007, we have sold 1,879,846 shares of Series B Preferred Stock for a total of $3,759,692. As of May 16, 2007 we had cash of $2,928,837, accounts receivable of $89,075 and accounts payable of $111,259. As the private placement progresses, we plan to stage investment growth to expand our sales and marketing programs, add key personnel, and proceed with essential engine certification and product development. If we are unable to raise additional funds through our private placement, we would curtail expenditures for research and development including engine certification and engine development. With this reduction in expenditures along with subscriptions received, plus our existing capital, and projected sales revenue, we anticipate that we can fund our operations through September, 2007. These timeframes will vary if events occur which negatively (or positively) effect our operations, including delays in anticipated sales.

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. We follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at March 31, 2007, we believe that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first-out method) or market value (Note 2).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by using the straight-line method. Leasehold improvements are depreciated over the life of the lease. Depreciation expense was $57,213 for the three months ended March 31, 2007 and $239,653 from inception (May 19, 2003) to March 31, 2007. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

We review our property, plant and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If the evaluation indicates that the carrying amount of the asset may not be recoverable and an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations.

Warranty Reserve

We record a warranty reserve at the time products are sold or at the time revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. We recorded a warranty reserve during the three months ended March 31, 2007 of $15,998 in accrued expenses and have recorded $34,395 in warranty reserve from inception (May 19, 2003) to March 31, 2007.

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

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the three months ended March 31, 2007, and from inception (May 19, 2003) to March 31, 2007, we have recorded $30,000 and $81,200, respectively, as a reduction in research and development expense. We have recorded $102,972 as “Unearned project reimbursements” for projects which are in process at March 31, 2007.

Grants and Incentive Programs

We recognize grant income as reimbursement of expenses incurred, when it is reasonably probable that the conditions of the grant will be met.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. We record the receipt of funds when compliance is uncertain as “Unearned grant income”.

Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred. Advertising costs for the three months ended March 31, 2007 and from inception (May 19, 2003) to March 31, 2007 were $18,010 and $225,040, respectively.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months ending March 31, 2007 and for the period from inception (May 19, 2003) to March 31, 2007 are $203,134 and $924,850, respectively.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero in our financial statements, regardless of their value.

Income Taxes

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. We have adjusted our financial statements and disclosures to reflect only those tax positions that are more-likely-than-not to be sustained. Due to our full valuation allowance on the deferred tax asset, the adoption of FIN 48 had no material impact on our financial statements. (Note 5).

Net Loss Per Share

Under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”), basic loss per share is computed by dividing our net loss for the period by the weighted-average number of shares of common stock outstanding during the period.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-KSB filed April 17, 2007.

The results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Fair Value of Financial Instruments

Due to the short-term nature of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, we believe that the carrying amounts reported in the balance sheet approximate their fair values at the balance sheet date. The fair value of long-term debt is estimated based on anticipated interest rates, which management believes would currently be available for similar issues of debt, taking into account our current credit risk and other market factors.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). As prescribed in SFAS 123R, we have elected to use the modified prospective transition method, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered, beginning January 1, 2006. We record stock-based compensation expense on a straight-line basis over the requisite period, which is generally a four-to five-year vesting period. Historically, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in years prior to 2006.

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

SFAS 123R requires the use of a valuation model, explained in Note 6, to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 6), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
March 31, 2007

Net loss, as reported	$(8,894,771)

Add: options and restricted stock-based employee compensation
expense included in reported net (loss)	1,010,966
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,196,768)

Pro forma net loss	$(9,080,573)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months ended March 31, 2007 was $136,089.

As a result of adopting SFAS 123R, our net loss from continuing operations, net loss and net loss before income taxes for the three months ended March 31, 2007, was $(1,761,814) and would have been $136,089 less if we had continued to account for employee stock-based compensation under APB 25. Furthermore, basic and diluted earnings per share for the three months ended March 31, 2007 was $(0.07) and would have been $(0.01) less if we had continued to account for share-based compensation under APB No. 25. There was no effect on cash as it pertains to cash flow from operations or cash flow from financing activities as a result of adopting SFAS 123R.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed. See Note 6 for further discussion of stock-based compensation.

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

Recent Accounting Pronouncements

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement is effective for years beginning on or after November 15, 2007. We are currently evaluating the impact on our Consolidated Financial Statements, but do not believe that it will have a material impact. We plan to adopt SFAS 157 in the first quarter of 2008.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS”)which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We anticipate adopting SFAS 159 in the first quarter of 2008.

Reclassifications

Certain amounts in the Condensed Consolidated Statement of Cash Flow, for the three months ended March 31, 2006 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

Component parts	$1,810,405
Work in process	45,967
Finished goods	506,849
Total	$2,363,221

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. At March 31, 2007, we allocated approximately $5,000 of overhead to inventory and approximately $27,000 of overhead from inception (May 19, 2003) to March 31, 2007. The balance of fixed production overhead is recorded in general and administrative costs.

3. NOTES PAYABLE, BANK

On April 4, 2007, we renewed a $600,000 short-term note from a bank. The note now bears interest at 7.25%, matures April 3, 2008 and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

On February 21, 2007, we amended our loan agreement for our letter of credit. The amendment reduces the letter of credit with the bank from $330,000 to $80,000. This amendment allows us to obtain a revolving line of credit for $250,000. The interest rate per year is equal to the bank’s prime rate, which is currently 8.25%, and requires that interest be paid monthly. The line of credit expires October 16, 2007, and is secured by a certificate of deposit. At March 31, 2007, the balance on the line of credit was $250,000.

4. CAPITALIZED LEASES

We entered into a capital lease agreement on February 14, 2007, to purchase equipment totaling approximately $111,000 that will be depreciated over five years. The equipment lease calls for 36 monthly installments of $3,756 and a downpayment of $15,351. This lease agreement contains a bargain purchase option at the end of the lease term. We have other leases with bargain purchase options that are being depreciated over 5-year periods. The purchase price for this equipment was $49,940 and has monthly lease payments of $1,032.

The net book value of capital lease assets was $155,702 at March 31, 2007. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of March 31, 2007:

2007	$48,633
2008	57,448
2009	57,448
2010	19,889
2011	11,586
Thereafter	635
Total minimum lease payments	195,639
Less amount representing interest	38,916
Present value of minimum lease payments	156,723
Less amounts due within one year	50,521
Totals	$106,202

5. INCOME TAXES

Our tax returns filed and to be filed for years ended December 31, 2004, 2005, and 2006 are open to review by the Internal Revenue Service. As of May 16, 2007 we have not been notified that we have any tax returns under review. We have sustained net operating losses in each of these years, in the Untied States and for 2005 and 2006 in Canada. We have reviewed our calculations of unrecognized tax benefits that may result from tax uncertainties, and we believe that our estimate for unrecognized tax benefits is appropriate. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. As a result of the adoption, of FIN 48 there has been no change in unrecognized tax benefits.

6. STOCK-BASED COMPENSATION

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At March 31, 2007, there were 672,334 shares available for grant and 1,327,666 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 201,666 were granted as non-employee stock options, and 765,000 were granted as employee and director stock options.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $45 million and $2.2 billion, in addition to our actual history over a nineteen-month period.

	For the three months ending March 31,		Period from Inception (May 19, 2003) to March 31,
	2007	2006	2007
Risk-free interest rate	4.7%	4.6%	4.2%
Expected volatility	100.8%	113.5%	157.6%
Expected life (in years)	5.5	5.5	8.0
Dividend yield	-	-	-
Weighted-average estimated fair value of options
granted during the period	$2.38	$2.94	$1.74

The following table summarizes the activity for outstanding employee and non-employee stock options for the three months ended March 31, 2007:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2006	838,666	$1.85
Granted	120,000	$3.01
Balance at March 31, 2007	958,666	$1.99	8.8	$729,000
Vested and exercisable as of March 31, 2007	404,666	$1.42	8.0	$538,000
Vested and expected to vest as of March 31, 2007	944,286	$1.99	8.8	$718,000

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $2.75 on March 30, 2007, the last day of trading in March.

There were no stock options exercised during the three months ending March 31, 2007.

As of March 31, 2007, there was approximately $1,589,561 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a period of 3.2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the three months ended March 31, 2007:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2006	218,000	$1.00
Forfeited	(65,000)	$1.00
Unvested at March 31, 2007	153,000	$1.00

As of March 31, 2007, there was approximately $117,417 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$1.00	553,666	8.4	$1.00	332,666	$1.00
$3.50	285,000	9.0	$3.50	48,000	$3.50
$2.95	85,000	9.8	$2.95	17,000	$2.95
$3.15	35,000	10.0	$3.15	7,000	$3.15

	958,666	8.8	$1.99	404,666	$1.42

7. COMMITMENTS

Component Parts Procurement

At April 30, 2007, we had issued approximately $149,000 in purchase orders to several vendors for inventory to support the engine build. These purchase orders have been issued with product delivery dates through May 2007.

8. SETTLEMENT OF VENDOR DISPUTE

On May 3, 2007, we settled a vendor dispute by agreeing to issue 375,000 warrants as a settlement. The warrants carry a three year term and an exercise price of $2.00. We account for warrants issued to vendors and suppliers under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to the vendor, was calculated, using the Black Scholes Option pricing formula, and has been accrued as an expense at March 31, 2007. Our assumptions included an expected life of three years, a risk-free interest rate of 4.65%, and a volatility rate of 100.73%. The calculation yielded a per warrant price of $1.54 and total expense of $577,500. We recognized $448,010 for the settlement during the period ended March 31, 2007 and $577,500 for the period (May 19, 2003) to March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Our Board of Directors has approved the sale of 5,000,000 shares of Series B Preferred Stock. Efforts are ongoing in this private placement to raise $10 million in new capital. We have engaged an investment banking firm to assist in our Series B Preferred Stock private offering, which we commenced on March 13, 2007. Funding from this offering is needed to implement our business plans. Through May 16, 2007, a total of $3,759,692 in subscriptions have been received and deposited by the company. As of May 16, 2007, we had cash of $2,928,837, accounts receivable of $89,075 and accounts payable of $111,259. If we are unable to raise additional funds through our private placement, we would curtail expenditures for research and development including engine certification and engine development. With this reduction in expenditures along with subscriptions received, plus our existing capital, and projected sales revenue, we anticipate that we can fund our operations through September 2007. These timeframes will vary if events occur which negatively (or positively) affect our operations, including delays in anticipated sales. There can be no assurance that we will successfully raise this additional funding or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms acceptable to the company. These conditions raise substantial doubt about our ability to continue as a going concern.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of March 31, 2007, we had an accumulated deficit of approximately $9.0 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Continuing our operations is dependent upon obtaining further financing during 2007. There can be no assurance that we will successfully obtain financing sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-QSB. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. READERS SHOULD CAREFULLY READ OUR FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS THE "RISK FACTORS" DESCRIBED IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006.

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

On August 30, 2005, we completed the acquisition of HEC Iowa. The acquisition was made pursuant to an Agreement and Plan of Merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005 (the “Merger”). To accomplish the acquisition, we merged our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa with HEC Iowa being the surviving entity. Just prior to the acquisition, we had completed a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock. As a result of the forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,800 shares, representing 19% of the total outstanding shares following consummation of the acquisition. Under the terms of the acquisition agreement, we issued 16,297,200 shares of our post-split common stock (representing 81% of our total outstanding shares (post-split) immediately following the transaction) to Ted Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa’s outstanding capital stock. HEC Iowa has become our wholly-owned subsidiary. In connection with the acquisition, we have changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

As a result of the merger transaction and acquisition of HEC Iowa, we assumed all of the operations, assets and liabilities of HEC Iowa and HEC Canada. HEC Iowa and HEC Canada are both development stage companies engaged in designing, developing and manufacturing internal combustion engines and generation systems that use alternative fuels.

We have funded our operations from inception through March 31, 2007, through a series of financing transactions, including an investment of $151,487 by Ted Hollinger; $7,126,964 gross proceeds from two private offerings of Common Stock (as described below) $3,022,500 in gross proceeds from the private offering of Series A Preferred Stock, $300,000 in gross proceeds from the private offering of Series B Preferred Stock, and convertible loans in the amount of $557,051. Also, we have raised an additional $3,459,692 in gross proceeds from the private offering of Series B Preferred Stock during the period from April 11, 2007 through May 16, 2007. We anticipate that we will require approximately $6 million in additional capital in order to consummate our business plan. Without this necessary funding, we will not be able to fully achieve our goals.

•
On October 11, 2005, we closed a private placement of our common stock (“First Private Offering”) at $1.00 per share. We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 13.40% of the 29,470,010 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 1,511,250 shares of Common Stock and 1,879,846 shares of Series B Preferred Stock convertible into 1,879,846 shares of Common Stock) as of May 16, 2007. We sold the shares in a private transaction and we relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

•
On October 2, 2006, we closed the private offering of our Series A Preferred Stock (the “Series A Preferred Offering”) having sold a total of 930,000 shares (convertible into 1,511,250 shares of common stock) at $3.25 per share, which number represents, on an as-converted basis, 5.13% of the 29,470,010 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 1,511,250 shares of Common Stock and 1,879,846 shares of Series B Preferred Stock convertible into 1,879,846 shares of Common Stock) as of May 16, 2007.

•
On October 15, 2006, we closed the sale of 978,009 shares of common stock in our Second Private Offering of common stock (“Second Private Offering”) at $3.25 per share for a total of $3,178,464 to 41 investors, which represents 3.32% of the 29,470,010 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 1,511,250 shares of Common Stock and 1,879,846 shares of Series B Preferred Stock convertible into 1,879,846 shares of Common Stock) as of May 16, 2007.

•
As of May 16, 2007 we have sold 1,879,846 shares (convertible into 1,879,846 shares of common stock) of our Series B Preferred Stock (the “Series B Preferred Offering”) at $2.00 per share, which number represents, on an as-converted basis, 6.38% of the 29,470,010 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 1,511,250 shares of Common Stock and 1,879,846 shares of Series B Preferred Stock convertible into 1,879,846 shares of Common Stock) as of May 16, 2007.

The shares in all four of our private placements (the “Private Offerings”) were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

The accompanying condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, and from inception (May 19, 2003) to March 31, 2007, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

Overview

As a result of the Merger, we own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. (“HEC Canada”). HEC Iowa is a development stage company being built upon the vision of carbon-free, energy independence. We have been working to build engines and gensets that provide the ability to generate and use clean power on demand, where needed. Engines are available today that run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol. The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen.

We have focused recently on efforts to generate revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines and our new Oxx Power engines. We believe that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future.

We have funded our operations from inception through March 31, 2007, through a series of financing transactions, including the convertible loans and the Private Offerings described above. We anticipate that we will need approximately $6 million in additional capital during 2007 in order to consummate our business plan. Without this necessary funding, the company will not be able to fully achieve its goals.

Results of Operations

A summary statement of our operations, for the periods ended March 31, 2007 and 2006 and for the period from inception through March 31, 2007 follows:

	Three Months Ended March 31		From Inception (May 19, 2003) to
	2007	2006	March 31, 2007

Revenues	$238,290	$28,590	$560,194

Cost of Sales	202,664	15,676	479,931

Gross Profit	35,626	12,914	80,263

Operating Expenses	1,767,304	931,909	8,867,606

(Loss) from Operations	(1,731,678)	(918,995)	(8,787,343)

Other Income (Expense)	(30,136)	538	(107,428)

Net (Loss)	$(1,761,814)	$(918,457)	$(8,894,771)

Historical information for periods prior to the Merger is that of HEC Iowa.

During the quarter ended March 31, 2006 we realized $28,590 from the sale of four 4.9L remanufactured engines and one 6.8 L hydrogen engine. During the period ended March 31, 2007 we realized $238,290 from the sale of eight Oxx Power engines, thirty-three open power units and eighteen remanufactured engines. Since inception we have realized total sales of $560,194.

During the period ended March 31, 2007 we realized project reimbursements in the amount of $30,000 from delivery of one 50kW hydrogen genset.  We record project reimbursements as a reduction of research and development costs.

During the period ended March 31, 2007 we also realized expense in the amount of $448,011 to recognize the value of warrants issued to a vendor in settlement of a dispute. The warrants were issued on May 9, 2007.

We are in the process of accelerating our efforts toward full commencement of operations. We are now in the process of marketing our open power units, hiring new personnel, purchasing additional equipment, initiating the engine certification process and purchasing inventory parts we will need to manufacture engines and gensets. The sales and marketing expense for the quarters ended March 31, 2007 and 2006 were $88,514 and $240,288 respectively and the total expense from inception (May 19, 2003) to March 31, 2007, was $1,069,675. We expect this number to increase significantly during the remainder of 2007 as we pursue national and international sales opportunities.

General and administrative expenses increased $215,453 from $607,969 for the quarter ended March 31, 2006 to $823,422 for the quarter ended March 31, 2007. General and administrative expenses from inception (May 19, 2003) through March 31, 2007 were $4,504,575. Management expects similar increases during the remainder of 2007 in general and administrative expenses due to the anticipated hiring of additional personnel and other costs related to the expansion of our operations.

Costs related to research and development increased $323,705 from $83,652 for the quarter ended March 31, 2006 to $407,357 for the quarter ended March 31, 2007. We have incurred $2,287,709 in costs related to research and development since inception (May 19, 2003) to March 31, 2007. Management believes that, assuming receipt of additional capital, research and development expenses will increase significantly during the remainder of 2007.

Since inception (May 19, 2003) we have recorded a decline in market value of inventory of $428,147. The inventory write-downs were a direct result of engaging in the production of remanufactured engines as part of the training, testing and other steps necessary for the commencement of operations. Prior to 2006 there were no inventory write-downs.

For the quarter ended March 31, 2007 we recorded a net loss of $1,761,814 compared to a net loss of $918,457 for the quarter ended March 31, 2006. We recorded a net loss of $8,894,771 from inception (May 19, 2003) through March 31, 2007. We expect to continue to operate at a net loss during 2007.

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

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources

From inception through March 31, 2007, we have used $8,403,844 in cash in our operating activities and $3,223,854 in capital expenditures. Cash for our operations came from various financing transactions, including $3,948,500 in gross proceeds from the First Private Offering, $3,022,500 in gross proceed from the private offering of our Series A Preferred Stock, $3,178,464 in gross proceeds from the Second Private Offering, $300,000 in gross proceed from the private offering of our Series B Preferred Stock, and convertible loans in the amount of $557,051. We also received $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund, and $1,153,763 from bank financing (not including a $650,000 bank loan which was repaid in 2005 and $2,283 of a bank loan repaid in first quarter 2007). We incurred expenses in connection with the merger of $353,611, expenses of $134,345 in connection with the private placement of our common stock, expenses of $242,687 in connection with the private placement of our Series A Preferred Stock and expenses of $21,000 during first quarter 2007 in connection with the private placement of our Series B Preferred Stock. Our aggregated net loss from inception was $8,894,771. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations and development of our technologies.

At March 31, 2007, we had cash on hand of $317,064, compared to $969,506 at March 31, 2006.

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

Inventories increased from $384,353 at March 31, 2006 to $2,363,221 at March 31, 2007 due to the purchase of engine part components.

Our accounts payable increased from $349,014 on March 31, 2006 to $656,231 on March 31, 2007 primarily because of inventory and supply costs associated with commencement and expansion of our operations.

We had accrued expenses of $958,611 at March 31, 2007, compared to $92,904 at March 31, 2006. The increase in accrued expenses primarily related to the settlement of the vendor dispute of $448,010 and accrued interest of $125,691.

At March 31, 2007, we had current assets of $3,492,389 and stockholders’ equity of $2,699,723, compared to current assets of $1,602,069 and stockholders’ equity of $2,466,347, at March 31, 2006.

Plan of Operation

We strongly believe that the core value of our company lies with the alternative energy solutions we are developing. Even though we have not to date received the level of financing we anticipated, we have identified the following key performance goals ("metrics") that we believe will enhance our results of operation as well as facilitate our ability to bring alternative solutions to the world's energy and environmental needs.

•	1 MW 4+1 hydrogen genset. This metric could be met only when we have developed a genset with engines using hydrogen or any other fuel that allows the system to achieve one megawatt or more of power.

•
Turn key combined heat and power variable speed generation system. This metric could be met only when we have developed an enclosed system capable of delivering both power and heat. The system must include a hydrogen-fueled engine and an electrolyzer (or equivalent) and have a combined generator system efficiency greater than 90%.

•
Ammonia (NH3) fueled engine. This metric could be met only when we have developed an ammonia-fueled engine with efficiency that exceeds existing internal combustion engines while producing near-zero emissions.

•	Oxx Boxx. This metric could be met only when sales of our Oxx Boxx controller, whether alone or in connection with the products described above, have reached defined levels.

•	Patents. This metric will be considered completed when we have filed patents and have received a patent pending status covering the alternative energy solutions described above.

•
Breakeven. Although these metrics are not listed in order of importance, the financial goal of reaching a breakeven point is clearly essential. This metric could be met only when we have achieved positive cash flow (or similar financial measurement) over a defined period of time by implementing aggressive value engineering programs and aggressive sales and marketing programs.

Mr. Hollinger is planning to offer key employees the right to purchase up to 1,000,000 shares of his own personal stock, at a price yet to be determined. The right to purchase the shares would be tied to these metrics as an award system for such key employees. The Board of Directors will be the final judge of whether any of the metrics has been met. We believe that these metrics can provide the structure and incentives required to optimize the limited resources we have available.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Our Board of Directors has approved the sale of 5,000,000 shares of Series B Preferred Stock. Efforts are ongoing in this private placement to raise $10 million in new capital. We have engaged an investment banking firm to assist in our Series B Preferred Stock private offering, which we commenced on March 13, 2007. Funding from this offering is needed to implement our business plans. Through May 16, 2007, a total of $3,759,692 in subscriptions have been received and deposited by the company. As of May 16, 2007, we had cash of $2,928,837, accounts receivable of $89,075 and accounts payable of $111,259. If we are unable to raise additional funds through our private placement, we would curtail expenditures for research and development including engine certification and engine development. With this reduction in expenditures along with subscriptions received, plus our existing capital, and projected sales revenue, we anticipate that we can fund our operations through September 2007. These timeframes will vary if events occur which negatively (or positively) affect our operations, including delays in anticipated sales.

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

We strongly believe that the core value of our company lies with the alternative energy solutions we are developing and for that reason we have developed the metrics described above. We believe also that the manufacture and sale of our current Oxx Power engines, open power units and gensets are important first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Although our long-term vision has not changed, these factors have caused us to focus short-term efforts on generating revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future.

Our basic business plans include the design, production and marketing of engines and gensets to provide clean power on demand, where needed. Our ability to attain this vision depends upon our ability to obtain necessary capital. We have a patent pending covering a method and apparatus for aligning a generator and an engine of a generator set. The invention comprises an alignment hub for defining an alignment position between an engine and a single bearing generator and maintaining the alignment within a predetermined tolerance. We have a patent pending related to a “material neutral process” for the generation of electrical power. We have a third patent pending, which covers a method and apparatus for more efficient heat distribution and dissipation for use with an electrical generator. On April 26, 2007 we filed a fourth patent which covers a dual connecting rod piston for a large displacement engine.

We anticipate that we could produce 10,000 base 4.9L engines at full capacity, in our 30,000 square foot manufacturing facility. We anticipate that if we are successful in obtaining sufficient funds through private or public sources, we may need to explore the expansion of our present facilities.

We do not anticipate expanding our manufacturing facilities in 2007. We anticipate our capital expenditures and research and development costs for 2007 will be approximately $2.0 to $6.0 million, depending upon the availability of capital.

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

We are dependent on a small number of vendors to supply the components for our 4.9L engines. As of March 31, 2007, we had total purchase orders outstanding to our suppliers of approximately $149,000. In July 2006 we established a relationship with a supplier abroad for production of the blocks used in our 4.9L engines. Although we are in the process of lining up second and third sources for these components, production flow of the 4.9L engine is dependent upon timely receipt of components from suppliers. Although we expect product flow and production of the new 4.9L engines to increase during the first half of 2007, further delivery delays from our suppliers would further delay sales of new 4.9L engines to our distributor network and would adversely affect our ability to generate revenue.

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

These awards were provided to assist us in the acquisition of machinery and equipment for our new 30,000 square foot manufacturing building. As a result, we agreed to make an investment of $1,543,316 in our Algona location and create 49 full-time equivalent positions. This agreement was amended September 28, 2006 to include both facilities on our production site and amends the job creation requirement to 59 full-time equivalent positions by June 28, 2008.

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

Employees

As of March 31, 2007 was have 25 employees, 20 of whom are in Algona, Iowa and five of whom are in Canada. We anticipate that we will create approximately 10 - 15 additional new jobs in 2007, subject to receipt of sufficient capital from anticipated financing.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We settled a vendor dispute with Diesel Engine Parts, Inc. (“DHPS”) on May 3, 2007 by agreeing to issue DHPS warrants to purchase shares of our common stock. The warrants are described above in the Notes to our financial statements. The settlement agreement also provides that DHPS and HEC release each other from past, present and future claims they may have against the other.

The settlement included dismissal of a lawsuit, notice of which we received on May 1, 2007. The suit had been file on December 27, 2006, in the Circuit Court for Knox County, Tennessee, but service was not effected until May 1. This action was dismissed with prejudice on May 9, 2007. In the complaint, DHPS alleged breach of contract and tortuous interference with business relations. The breach of contract action was based on disputed invoices for tooling fees and engine parts. Their claim for interference with business relations arose out of purchase of certain engine parts directly from one of DHPS’ suppliers. The complaint sought damages for (1) the breach of contract claim in the amount of $129,489 for actual damages plus $1.2 million in incidental and consequential damages and (2) the interference with business claim in the amount of $8 million for lost profits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, the company granted options to purchase 120,000 shares to employees under the company’s 2005 Incentive Compensation Plan, 85,000 of which were granted with an exercise price of $2.95 per share and 35,000 of which were granted with an exercise price of $3.15 per share. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007, which report is incorporated herein by reference.

On March 13, 2007 we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. The offer and sale has been conducted on behalf of the company by an NASD-licensed broker-dealer. We will incur expenses of approximately 7% of the total proceeds from this offering and will issue warrants exercisable over five years to purchase a number of shares equal in value to 5.0% of the total proceeds from this offering. As of May 16, 2007, we have received gross proceeds of $3,759,692. The proceeds of the Preferred Offering, net of fees, were immediately available to the company.

The terms of the Series B Preferred, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Series B Convertible Preferred Stock attached as Exhibit 3.6 to the company’s Form 10-KSB filed with the Commission on April 17, 2007 and incorporated by reference herein.

These securities were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend was placed on the securities issued.

This Report on Form 10-QSB is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with Rule 135c under the Securities Act.

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

NOTES ABOUT FORWARD-LOOKING STATEMENTS

Statements contained in this current report which are not historical facts, including some statements regarding the effects of the Merger, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements. Readers should carefully review the our financial statements and the notes thereto, as well as the "risk factors" described in the documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-KSB for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER, INC.

Date: May 18, 2007	By	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger President and Chief Executive Officer

Date: May 18, 2007	By	/s/ Sandra Batt
Sandra Batt Chief Financial Officer