Form 10QSB
period 2007-06-30
HYDROGEN ENGINE CENTER, INC.
filed 2007-08-14
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 2, 2007
Series A Preferred	930,000
Series B Preferred	1,932,846
Common	26,078,914

FORM 10-QSB

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of June 30, 2007	3

	Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2007 and 2006 and the period from inception (May 19, 2003) through June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Six Months and Three Months Ended June 30, 2007 and 2006 and the period from inception (May 19, 2003) through June 30, 2007	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	29

	Notes About Forward-looking Statements	29

SIGNATURES		30

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

June 30,
2007
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,454,922
Restricted cash	360,409
Accounts receivable	134,918
Inventories	2,334,346
Prepaid expenses	77,092
Total current assets	5,361,687

Property, Plant and Equipment
Leasehold improvements	17,156
Building	2,156,380
Equipment	912,182
Land and improvements	472,504
Construction in progress	111,894
3,670,116
Less accumulated depreciation	300,947
Net property and equipment	3,369,169

Total Assets	$8,730,856

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

June 30,
2007
(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Notes payable, bank	$1,413,435
Current portion long-term debt	42,926
Current installments of obligation under capital lease	42,617
Accounts payable	189,818
Accrued expenses	372,417
Unearned project reimbursements	102,972
Unearned grants	48,871
Total current liabilities	2,213,056

Long-term debt, net of current maturities	756,019
Obligation under capital lease, excluding current installments	104,237
860,256
Total liabilities	3,073,312

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 10,000,000 shares authorized,
930,000 shares issued and outstanding	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
1,932,846 shares issued and outstanding	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,078,914 shares issued and outstanding	26,079
Additional paid-in capital	15,660,960
Accumulated other comprehensive loss - foreign currency	(16,364)
Deficit accumulated during the development stage	(10,015,994)
Total stockholders' equity	5,657,544

Total Liabilities and Stockholders’ Equity	$8,730,856

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)
					From Inception
	Three months ended		Six months ended		(May 19,
	June 30,		June 30,		2003) to
	2007	2006	2007	2006	June 30, 2007

Sales	$203,383	$47,119	$441,673	$75,709	$763,577

Cost of Sales	170,180	39,580	372,844	55,256	650,111

Gross Profit	33,203	7,539	68,829	20,453	113,466

Operating Expenses
Sales and marketing	78,234	172,200	166,748	412,488	1,147,909
General and administrative	717,739	965,762	1,541,160	1,573,731	5,222,314
Research and development	338,097	421,100	745,454	504,752	2,625,806
Settlement of vendor dispute	-	-	448,011	-	577,500
Decline in market value of inventory, net of recoveries	-	447,737	-	447,737	428,147

	1,134,070	2,006,799	2,901,373	2,938,708	10,001,676

Operating Loss	(1,100,867)	(1,999,260)	(2,832,544)	(2,918,255)	(9,888,210)

Other Income (Expense)
Interest income	24,245	12,415	35,746	25,913	126,741
Interest expense	(44,601)	(37,822)	(86,239)	(50,782)	(254,525)
	(20,356)	(25,407)	(50,493)	(24,869)	(127,784)

Net Loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)

Weighted-average shares outstanding	25,737,648	24,860,561	25,737,648	24,857,733

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.11)	$(0.12)

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
					From Inception
	Three months ended		Six months ended		(May 19,
	June 30,		June 30,		2003) to
	2007	2006	2007	2006	June 30, 2007

Cash Flows from Operating Activities
Net loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	61,294	25,424	118,507	44,001	300,947
Compensation to directors and employees of stock options and restricted stock	188,947	282,531	325,036	436,146	1,199,913
Compensation to consultants of stock options	2,463	14,999	4,925	36,666	182,035
Warrants issued in vendor dispute	577,500	-	577,500	-	577,500
Change in assets and liabilities:
Accounts receivable	153,632	26,404	68,457	(22,546)	(134,918)
Inventories	28,875	(577,040)	(333,342)	(755,302)	(2,334,346)
Prepaid expenses	90,030	(9,367)	(7,210)	(97,752)	(77,092)
Accounts payable	(466,413)	489,044	(328,278)	601,717	273,674
Accrued expenses	(586,194)	375,056	91,759	398,192	392,197
Unearned project reimbursements	-	-	-	126,772	102,972
Unearned grants	(9,308)	75,364	(17,792)	-	48,871
Net cash used in operating activities	(1,080,397)	(1,322,252)	(2,383,475)	(2,175,230)	(9,484,241)

Cash Flows from Investing Activities
Increase in restricted cash	(3,977)	-	(7,825)	-	(360,409)
Purchases of property, plant, and equipment	(62,762)	(719,659)	(102,039)	(1,335,087)	(2,930,184)
Net cash used in investing activities	(66,739)	(719,659)	(109,864)	(1,335,087)	(3,290,593)

Cash Flows from Financing Activities
Proceeds from note payable, bank	-	832,690	250,000	832,690	1,806,046
Payments on note payable, bank	(2,975)	-	(5,258)	-	(655,258)
Proceeds from long-term debt	-	-	-	100,000	1,172,052
Payments on long-term debt	(22,165)	(12,296)	(33,638)	(25,621)	(98,636)
Proceeds from exercise of stock option	-	3,000	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	3,316,095	-	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	2,797,301	-	2,797,301	6,639,008
Net cash provided by financing activities	3,290,955	3,620,695	3,806,199	3,712,370	15,246,120

Effect of Exchange Rates on Cash and Cash Equivalents	(5,961)	2,940	(7,145)	2,929	(16,364)

Net Increase in Cash and Cash Equivalents	2,137,858	1,581,724	1,305,715	204,982	2,454,922

Cash and Cash Equivalents – Beginning of Period	317,064	969,506	1,149,207	2,346,248	-

Cash and Cash Equivalents – End of Period	$2,454,922	$2,551,230	$2,454,922	$2,551,230	$2,454,922

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

					From Inception
	Three months ended		Six months ended		(May 19,
	June 30,		June 30,		2003) to
	2007	2006	2007	2006	June 30, 2007

Supplemental Cash Flow Information

Interest paid	$66,457	$5,920	$80,370	$12,775	$150,579

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$-	$-	$557,051

Acquistion of property, plant, and equipment
through financing	$-	$-	$111,450	$51,101	$692,081

Payables for construction in progress	$-	$9,945	$-	$32,594	$232,208

Receivable for state loan	$-	$-	$-	$-	$100,000

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007

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

HEC Iowa was incorporated on May 19, 2003 (“inception date”) for the purpose of commercializing environmentally friendly internal combustion industrial engines and generator sets. HEC Iowa’s operations are located in Algona, Iowa.

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

Description of Business - A Corporation in the Development Stage

We design, manufacture and distribute alternative fuel internal combustion engines, engine controls and generator systems for use in the industrial and power generation markets. These engines are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. We are developing engines that are fueled by ammonia. Our engines and engine products are sold under the brand name Oxx Power TM.

Through June 30, 2007, we remain in the development stage. This stage is characterized by minimal revenues, with efforts focused on fund raising and significant expenditures for the design and development of our products, manufacturing processes, and intellectual property.

Private Placement

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. Through July 31, 2007 we have sold 1,932,846 shares for $3,865,692 and have incurred expenses of $270,597 as a result of this offering. We also issued 57,985 warrants in connection with the sale of the Series B Preferred Stock. The warrants were issued at an exercise price of $2.00 and expire May 15, 2012. Shares of the Series B Preferred Stock are no longer being offered by the Company. However, we plan to raise additional funds through another private placement of either debt or equity securities.

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

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in 2007. We have financed operations since inception through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Efforts are ongoing to raise new capital. As of August 9, 2007 we had cash of $2,025,213 accounts receivable of $100,286 and accounts payable of $35,274. As our funding efforts continue, we plan to stage investment growth to expand our sales and marketing programs, add key personnel, and proceed with essential engine certification and product development. If we are unable to raise additional funds through a capital raise, we would curtail expenditures for research and development including engine certification and engine development. With our existing capital, and projected sales revenue, we anticipate that we can fund our operations through November, 2007, without additional capital. These timeframes will vary if events occur which negatively (or positively) effect our operations, including delays in anticipated sales.

Continuing operations is dependent upon obtaining significant further financing. We have engaged investment banking firms to assist in obtaining funding needed to implement our business plan. There can be no assurance that we will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms that will be acceptable to us. These conditions raise substantial doubt about the ability to continue as a going concern.

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

Foreign Currency Translation

Our results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Accumulated other comprehensive loss - foreign currency.

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. We follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at June 30, 2007, we believe that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

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

Warranty Reserve

We record a warranty reserve at the time products are sold or at the time revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. We recorded a warranty reserve during the three months and six months ended June 30, 2007 of $4,663 and $20,661, respectively and have recorded $39,058 in accrued expenses from inception (May 19, 2003) to June 30, 2007.

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

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the three months and six months ended June 30, 2007, we have recorded $0 and $30,000, respectively as a reduction in research and development expense. From inception (May 19, 2003) to June 30, 2007, we have recorded $81,200, as a reduction in research and development expense. We have recorded $102,972 as “Unearned project reimbursements” for projects which are in process at June 30, 2007.

Grants and Incentive Programs

We recognize grant income as reimbursement of expenses incurred, when it is reasonably probable that the conditions of the grant will be met.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. We record the receipt of funds when compliance is uncertain as “Unearned grants”.

 Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred. Advertising costs for the three months and six months ended June 30, 2007 were $2,086 and $20,096, respectively. For the period from inception (May 19, 2003) to June 30, 2007 advertising costs were $227,126.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and six months ending June 30, 2007, were $175,581 and $378,715, respectively. For the period from inception (May 19, 2003) to June 30, 2007 pre-production expense was $1,100,431.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero in our financial statements, regardless of their value.

Income Taxes

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. We have reviewed our tax positions and have not identified any positions that are not more-likely-than-not to be sustained. Due to our full valuation allowance on the deferred tax asset, the adoption of FIN 48 had no material impact on our financial statements (Note 5).

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

The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Period from Inception
(May 19, 2003) to
June 30, 2007

Net loss, as reported	$(10,015,994)

Add: options and restricted stock-based employee compensation
expense included in reported net loss	1,199,913
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,385,715)

Pro forma net loss	$(10,201,796)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and six months ended June 30, 2007 was $188,947 and $325,036, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 6).

Warrants

We have granted warrants to certain finders in our private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on our financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument (Note 7).

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

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS”) which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently evaluating whether to adopt SFAS 159 and if adopted, the impact of adoption.

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flow, for the three months and six months ended June 30, 2006 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2. INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

Component parts	$1,809,763
Work in process	22,172
Finished goods	502,411
Total	$2,334,346

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months and six months ended June 30, 2007, we allocated approximately $4,500 and $9,500, respectively, of overhead to inventory. We allocated approximately $31,500 of overhead to inventory from inception (May 19, 2003) to June 30, 2007. The balance of fixed production overhead is recorded in general and administrative costs.

3. NOTES PAYABLE, BANK

On April 4, 2007, we renewed a $600,000 short-term note from a bank. The note now bears interest at 7.25%, matures April 3, 2008 and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

On February 21, 2007, we amended our loan agreement for our letter of credit. The amendment reduces the letter of credit with the bank from $330,000 to $80,000. This amendment allows us to obtain a revolving line of credit for $250,000. The interest rate per year is equal to the bank’s prime rate, which is currently 8.25%, and requires that interest be paid monthly. The line of credit expires October 16, 2007, and is secured by a certificate of deposit. At June 30, 2007, the balance on the line of credit was $250,000.

On December 18, 2006, we refinanced the two short-term notes, for $568,693 from a bank. The balance of this note on June 30, 2007 was $564,726. This note matures on December 15, 2007, and carries a variable interest rate of 8.25% with monthly principal and interest payments of $4,484. The building serves as collateral.

4. CAPITALIZED LEASES

We entered into a capital lease agreement on February 14, 2007, to purchase equipment totaling approximately $111,000 that will be depreciated over five years. The equipment lease calls for 36 monthly installments of $3,756 and a downpayment of $15,351. This lease agreement contains a bargain purchase option at the end of the lease term. We have other leases with bargain purchase options that are being depreciated over five year periods. The purchase price for this equipment was $49,940 and has monthly lease payments of $1,032.

The net book value of capital lease assets was $149,608 at June 30, 2007. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of June 30, 2007:

2007	$28,724
2008	57,448
2009	57,448
2010	19,889
2011	11,586
Thereafter	635
Total minimum lease payments	175,730
Less amount representing interest	28,875
Present value of minimum lease payments	146,855
Less amounts due within one year	42,617
Totals	$104,238

5. INCOME TAXES

Our tax returns filed and to be filed for years ended December 31, 2004, 2005, and 2006 are open to review by the Internal Revenue Service. As of August 9, 2007 we have not been notified that we have any tax returns under review. We have sustained net operating losses in each of these years, in the United States and for 2005 and 2006 in Canada. We have reviewed our calculations of unrecognized tax benefits that may result from tax uncertainties, and we believe that our estimate for unrecognized tax benefits is appropriate. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. As a result of the adoption, of FIN 48 there has been no change in unrecognized tax benefits.

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At June 30, 2007, there were 622,334 shares available for grant and 1,377,666 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 201,666 were granted as non-employee stock options, and 815,000 were granted as employee and director stock options.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $29 million and $1.4 billion, in addition to our actual history over a twenty-two month period.

					Period from Inception
	For the three months ending June 30,		For the six months ending June 30,		(May 19, 2003) to
	2007	2006	2007	2006	June 30, 2007

Risk-free interest rate	4.9%	4.6%	4.7%	4.6%	4.2%
Expected volatility	99.5%	113.5%	100.4%	113.5%	155.5%
Expected life (in years)	5.5	5.5	5.5	5.5	7.9
Dividend yield	-	-	-	-	-
Weighted-average estimated fair value of options granted during the period	$1.34	$2.94	$2.08	$2.94	$1.73

The following table summarizes the activity for outstanding employee and non-employee stock options for the six months ended June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	838,666	$1.85
Granted	170,000	$2.62
Balance at June 30, 2007	1,008,666	$1.98	8.6	$359,883
Vested and exercisable as of June 30, 2007	404,666	$1.42	7.6	$216,233
Vested and expected to vest as of June 30, 2007	993,536	$1.98	8.6	$354,485

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $1.65 on June 29, 2007, the last day of trading in June.

There were no stock options exercised during the three months and six months ending June 30, 2007.

As of June 30, 2007, there was approximately $1,447,117 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a period of four years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the six months ended June 30, 2007:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2006	218,000	$1.00
Forfeited	(65,000)	$1.00
Unvested at June 30, 2007	153,000	$1.00

As of June 30, 2007, there was approximately $100,634 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of June 30, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$1.00	553,666	8.2	$1.00	332,666	$1.00
$3.50	285,000	8.7	$3.50	48,000	$3.50
$2.95	85,000	9.6	$2.95	17,000	$2.95
$3.15	35,000	9.7	$3.15	7,000	$3.15
$1.70	50,000	9.9	$1.70	-	$1.70

	1,008,666	8.6	$1.99	404,666	$1.42

7. WARRANTS

On May 8, 2007, we issued 375,000 warrants in lieu of cash to settle a dispute with a former supplier. The warrants carry a three-year term and an exercise price of $2.00. We account for warrants issued to vendors and suppliers under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to the vendor, was calculated, using the Black Scholes Option pricing formula, and has been expensed. Our assumptions included an expected life of three years, a risk-free interest rate of 4.65%, and a volatility rate of 100.73%. The calculation yielded a per warrant price of $1.54 and total expense of $577,500. We recognized $0 and $448,010 for the settlement for the three months and six months ended June 30, 2007 and $577,500 for the period (May 19, 2003) to June 30, 2007.

On May 17, 2007, we issued 57,985 warrants in connection with our Series B Private Placement. The warrants carry a five-year term and an exercise price of $2.00.

8. COMMITMENTS AND CONTINGENCIES

Component Parts Procurement

At July 31, 2007, we had issued approximately $158,814 in purchase orders to several vendors for inventory, engine certification, and equipment to support our business plan. These purchase orders have been issued with delivery dates through June 2008.

Potential Inventory Impairment

At June 30, 2007 we recorded inventory of $2,223,246, which includes approximately $350,000 for engine blocks, purchased from our supplier in China. Currently we are estimating that the rate of rejection for these engine blocks could be as high as 50% after inspection. Based upon the Warranty and Replacement Terms agreement with the supplier, dated March 22, 2007, we expect that the supplier will replace the rejected products at no additional cost to us. However, delays have occurred which increases the possibility that we may need to obtain engine blocks from another source. If we can not collect on the warranty claim, we may need to expense approximately $175,000 of engine block inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hydrogen Engine Center, Inc. (“HEC” or the “company”) is in the business of offering tangible technologies that produce clean energy solutions designed to lessen America’s dependence on foreign fuels. We currently offer power generation systems (“gensets”) and engines that run on hydrogen and expect to soon offer products that will run on ammonia, another carbonless fuel. We are dedicated to the further development of our current technologies, as well as to the development of new clean energy solutions for tomorrow’s energy needs.

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

Corporate History

The company (previously known as Green Mt. Labs, Inc.) is a Nevada corporation originally organized in Idaho on July 12, 1983. On August 30, 2005, the company completed the acquisition of Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”). To accomplish the acquisition, we merged our newly created, wholly-owned subsidiary with and into HEC Iowa, with HEC Iowa being the surviving entity (the “Merger”). In connection with the Merger, we changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

Under the terms of the Merger, we issued 16,297,200 shares of our post-split common stock (representing 81% of our total outstanding shares immediately following the transaction) to Theodore G. Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa’s outstanding capital stock. HEC Iowa is our wholly-owned subsidiary, along with our Canadian subsidiary, Hydrogen Engine Centre (HEC) Canada, Inc. (“HEC Canada”). References to “we,” “us,” or the “company” refer to the company and its subsidiaries, HEC Iowa and HEC Canada.
The accompanying condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations and consolidated statements of cash flows for the six months and three months ended June 30, 2007 and 2006, and from inception (May 19, 2003) to June 30, 2007, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer.

Overview

We are a development stage company being built upon the vision of carbon-free, energy independence. We have been working to build engines and gensets that provide the ability to generate and use clean power on demand, where needed. Engines and generator systems are available today that run efficiently, with minor adjustments, on hydrogen, gasoline, propane, natural gas or ethanol. We expect to soon add ammonia to the list of fuel alternatives for our products. The engines can run on regular grade hydrogen, or on mixed gases such as natural gas and hydrogen. We have generated revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines and our new Oxx Power engines. We believe that revenue from these sources will help support our continuing operations and assist with funding for our research and development efforts relating to our clean energy solutions.

Results of Operations

A summary statement of our operations, for the three and six month periods ended June 30, 2007 and 2006 and for the period from inception through June 30, 2007 follows:

Summary Statement of Operations
(unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(May 19,
	June 30		June 30		2003) to
	2007	2006	2007	2006	June 30, 2007

Sales	$203,383	$47,119	$441,673	$75,709	$763,577
Cost of Sales	170,180	39,580	372,844	55,256	650,111
Gross Profit	33,203	7,539	68,829	20,453	113,466

Operating Expenses	1,134,070	2,006,799	2,901,373	2,938,708	10,001,676

Operating Loss	(1,100,867)	(1,999,260)	(2,823,544)	(2,918,255)	(9,888,210)

Other Income (Expense)	(20,356)	(25,407)	(50,493)	(24,869)	(127,784)

Net Loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)

Our sales for the three and six month periods ended June 30, 2007 have increased considerably from the three and six month periods ended June 30, 2006, due primarily to the sales efforts of our power products distributors. We expect this trend to continue.

During the six months ended June 30, 2006 we realized a gross profit margin of 27%, while our gross profit margins for all other periods reported above were approximately 15%-16%. The higher gross margin for the six months ended June 30, 2006 was due primarily to the sale of one 6.8L hydrogen fueled engine. We anticipate that our gross margins on hydrogen and other alternative fueled products will continue to be higher than gross margins on traditional-fueled products. We expect, therefore, that our gross margins will increase only to the extent we are successful in marketing our hydrogen and other clean-energy products. This is consistent with our mission of offering tangible technologies that produce clean energy solutions.

Income related to certain of our hydrogen projects is recorded as a reduction in research and development expense at the time title and risk of ownership transfers to the customer. These amounts, therefore, are not reflected in our sales revenue. Expenses we incur for these projects are recorded as research and development costs. During the three months and six months ended June 30, 2007, we recorded $0 and $30,000, respectively as a reduction in research and development expense resulting from proceeds from hydrogen projects. From inception (May 19, 2003) to June 30, 2007, we recorded $81,200, as a reduction in research and development expense. We have recorded $102,972 as “Unearned project reimbursements” for projects which are in process at June 30, 2007.

Our sales and marketing expenses have decreased $93,966 and $245,740, respectively, for the three and six months ended June 30, 2007 as compared to the respective periods in 2006. We have encountered obstacles while implementing our sales and marketing initiatives. We underestimated the time it would take to find qualified engine and generator sales people as well as qualified project engineers. Our recruiting efforts have also been slowed because we have been concentrating on fundraising and product development.

We are currently recruiting sales professionals, two for outside engine sales and two for outside distributed generation sales. We intend to be more involved in the distributed generation market because of the tightening of governmentally imposed emissions standards. For that reason we expect to also add some program management personnel to work directly with government agencies, both here and in Canada. We expect sales and marketing expense to increase during the remainder of 2007 as we make these additional hires.

Our general and administrative expenses decreased from $965,762 for the three months ended June 30, 2006 to $717,739 for the three months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $1,541,160 and $1,573,731 respectively. These reductions were due primarily to our efforts to control expenses of operation. Our general and administrative expenses include salaries, employee benefits, stock-based compensation, and the cost of compliance. Compliance costs include legal and accounting fees and the costs incurred for investor relations.

Our general and administrative expense also includes overhead and direct production expenses related to preproduction costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and six months ended June 30, 2007, were $175,581 and $378,715, respectively. For the period from inception (May 19, 2003) to June 30, 2007, pre-production expense was $1,100,431.

Our operating expenses include $191,410 and $329,961 for the three months and six months ending June 30, 2007, in employee stock options, nonemployee stock options and restricted stock compensation for directors and employees. We view our stock option compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized, since inception (May 19, 2003), an aggregate amount of $1,381,948 in stock-based compensation expense. This expense has been allocated among sales and marketing, general and administrative, and research and development expenses.

Since inception (May 19, 2003) we have accrued approximately $165,000 in expenses related to forgivable loans and grants from state and local government sponsored programs. These expenses will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income. Further information about these programs is provided below under, “Grants and Government Programs.”

We plan to add additional administrative personnel in the next few months, and have been successful in recruiting a highly qualified accountant to assist our principal financial officer. We expect that general and administrative expenses will increase to reflect the costs associated with our efforts to raise additional capital, additional costs associated with compliance with Section 404 of the Sarbanes Oxley Act, as well as expenses associated with any additional hires.

Costs recorded for research and development for the three months and six months ended June 30, 2007 were $338,097 and $745,454 respectively. Our Chief Executive Officer who also serves as our Chief Technical Officer has been concentrating his efforts on compiling technological data as support for the four patent applications filed thus far in 2007.

Our research and development costs also include payroll, employee benefits, stock-based compensation, engine certification expense, and other costs associated with product development. Because these costs are expensed as they are incurred, our investments in technology and patent applications are recorded at zero in our financial statements, regardless of their value. We currently have nine patents pending (seven filed and two in process) related to various aspects of engine technology. Patents pending and filed include the following:

•	precision alignment hub, filed April 7, 2005

•	material neutral process, filed as a provisional patent October 10, 2006

•	pigtailed stator windings for electrical generator, filed December 28, 2006

•	dual connecting rod piston, filed April 20, 2007

•	large displacement engine, filed May 23, 2007

•	laminated internal combustion engine design and fabrication technique, filed May 29, 2007

•	carbon free hydrogen and ammonia fueled internal combustion engine, filed May 29, 2007.

We have two patents in process that we expect to file in the near future and up to 63 additional patents in various stages of preparation.

We have recently been successful in recruiting a highly qualified engineer with industry experience to work specifically with our 4+1 technology and other systems technologies and may add additional personnel in the research and development area. Management believes that, assuming receipt of additional capital, research and development expenses will increase during the remainder of 2007 as we continue to pursue development of our technology and intellectual property.

During the six month period ended June 30, 2007, we also realized expense in the amount of $448,011 to recognize the value of warrants issued to a former supplier to settle a dispute while preserving company cash. Since inception (May 19, 2003), we have realized expense in the amount of $577,500 to settle this dispute. The warrants were issued on May 9, 2007 and the settlement has been completed.

At June 30, 2007 we recorded inventory of $2,334,346, which amount includes approximately $350,000 for engine blocks purchased from our supplier in China. We inspect each block before incorporation into one of our products, and have rejected a number of them. Currently we are estimating that the rate of rejection could be as high as 50% after completion of all inspections. Based upon the Warranty and Replacement Terms dated March 22, 2007, as well as personal conversations with this supplier, we expect that the supplier will replace the rejected products at no additional cost to us. The supplier, however, has experienced delays in the process of relocating its operations to a modern facility capable of meeting our exact specifications for design and operating performance. It is possible that we will be required to obtain engine blocks from other, more expensive sources, if these problems cannot be addressed prior to the end of 2007.

For the three months ended June 30, 2007 we recorded a net loss of $1,121,223 compared to a net loss of $2,024,667 for the three months ended June 30, 2006. For the six months ended June 30, 2007 we recorded a net loss of $2,883,037 compared to a net loss of $2,943,124 for the six months ended June 30, 2006. We recorded a net loss of $10,015,994 from inception (May 19, 2003) through June 30, 2007. We expect to continue to operate at a net loss during 2007.

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

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources

From inception through June 30, 2007, we have used $9,484,241 in cash in our operating activities and $3,290,593 in capital expenditures.

Net cash used in operating activities was $1,080,297 for the three months ended June 30, 2007, compared to $1,322,252 cash used in operating activities in the three months ended June 30, 2006. Net cash used in operating activities was $2,383,475 for the six months ended June 30, 2007, compared to $2,175,230 cash used in operating activities in the six months ended June 30, 2006.

Net cash used in investing activities was $66,739 for the three months ended June 30, 2007, compared to $719,659 cash used in investing activities in the three months ended June 30, 2006. During the six-month period ended June 30, 2007, we used $109,864 of cash in investing activities compared to $1,335,087 of cash in the comparable period of 2006. The reduction is primarily due to construction costs incurred during 2006.

We have funded our operations from inception through June 30, 2007, through a series of financing transactions, including:

•	an investment of $151,487 by Theodore G. Hollinger;

•	proceeds from convertible loans in the amount of $557,051,

•	$7,126,964 in gross proceeds from two private offerings of Common Stock,

•	$3,022,500 in gross proceeds from the private offering of Series A Preferred Stock,

•	$3,865,692 in gross proceeds from the private offering of Series B Preferred Stock.

The shares in all four of our private placements were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

We incurred expenses in connection with the Merger of $353,611. We incurred expenses of $134,345 in connection with the private placement of our common stock, expenses of $242,687 in connection with the private placement of our Series A Preferred Stock and expenses of $297,597 in connection with the private placement of our Series B Preferred Stock.

We have received funding from government programs, including $400,000 in forgivable loans from the Iowa Department of Economic Development and $200,000 from the City of Algona revolving loan fund. We have also received $1,806,044 from bank financing, of which $655,258 has been repaid as of June 30, 2007.

On December 18, 2006, we secured a note from Iowa State Bank, Algona, Iowa, in the principal amount of $568,693. This note replaces two notes which matured on December 16, 2006, and is secured by the mortgage on Lot 1 of Snap-on Industrial Park in Algona. The note carries a variable rate, currently 8.25%, and will mature on December 15, 2007, and requires monthly interest and principal payments of $4,484.

On April 4, 2006, we secured a mortgage with Farmers State Bank for $600,000 at an annual adjustable rate of 6.0%. The mortgage is secured by a mortgage on Lots 3, 4, and 5 of Snap-on Industrial Park in Algona, the site of our main production facility. On April 4, 2007, we renewed this note with the bank. The note now bears interest at 7.25%, matures April 3, 2008, and requires monthly interest and principal payments of $4,340.

On February 21, 2007, we amended our loan agreement for a letter of credit with Bank of America, Algona, Iowa, and reduced the amount of the letter of credit from $330,000 to $80,000, thus allowing us to obtain a revolving line of credit of $250,000. The revolving line of credit carries a variable rate, currently 8.25%, and will mature on October 16, 2007.

At June 30, 2007, we had cash on hand of $2,454,922, compared to $1,149,207 on December 31, 2006. We had restricted cash, in the form of a bank certificate of deposit, of $360,409 on June 30, 2007, compared to $352,584 on December 31, 2006.

Inventories increased from $2,001,004 at December 31, 2006 to $2,334,346 at June 30, 2007 due primarily to the purchase of power unit component parts.

Our accounts payable decreased from $498,316 on December 31, 2006 to $189,818 on June 30, 2007.

At June 30, 2007, we had current assets of $5,361,687 and stockholders’ equity of $5,657,544, compared to current assets of $3,776,052 and stockholders’ equity of $4,045,170, at December 31, 2006. Our aggregated net loss from inception was $10,015,994. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations and development of our technologies.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of June 30, 2007, we had an accumulated deficit of approximately $10.0 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. Efforts are ongoing to raise new capital. We have engaged an investment banking firm to assist in our efforts. Funding is needed to implement our business plans. As of August 9, 2007, we had cash of $2,025,213, accounts receivable of $100,286 and accounts payable of $35,274. If we are unable to raise sufficient funds, we would curtail expenditures for research and development including engine certification and engine development. With our existing capital, and projected sales revenue, we anticipate that we can fund our operations through November 2007 without additional capital. These timeframes will vary if events occur which negatively (or positively) affect our operations, including delays in anticipated sales. There can be no assurance that we will successfully raise additional capital in an amount sufficient to satisfy our requirements. Also, there are no assurances that additional capital will be available at terms acceptable to the company. These conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

We strongly believe that the core value of our company lies with the alternative energy solutions we are developing. Even though we have not to date received the level of financing we anticipated, we expect to continue to pursue development and marketing of the products that we believe to be the core of our future. We believe the global market for intellectual property in the alternative energy sector justifies our conviction and commitment to invest in research and development. We have identified the following four near-term goals that we believe will enhance results of operation, as well as facilitate our ability to bring alternative solutions to the world’s energy and environmental needs.

•
Patents: We intend to pursue broad protection of our intellectual property, which we view as a material portion of the long-term value of our company. We expect to file patents and receive patent pending status covering the alternative energy solutions described below. We believe that patent protection will allow us to pursue licensing and royalty business opportunities as they arise and to protect the markets we intend to serve.

•
Ammonia (NH3): We are developing an ammonia-fueled engine with efficiency that we expect to exceed that of existing internal combustion engines while producing near-zero emissions. We believe that ammonia, which we refer to as “the other hydrogen fuel,” has the potential to solve the fuel availability, transportation and storage problems associated with hydrogen. In an ammonia engine we see a significant opportunity to hasten the world’s transformation to environmentally friendly energy resources.

•
1 Megawatt 4 + 1TM hydrogen genset: We are working to develop a one megawatt, carbonless-fuel, 4 + 1TM genset using our large displacement, 23.4L, engines. We believe that this product will provide market opportunities in at least two areas:

•
A one-megawatt hydrogen-fueled genset could offer a clean, economical energy solution to any large manufacturing facility that produces stranded hydrogen. The hydrogen that would otherwise be burned as a waste product could be used in this genset to produce clean, electrical energy that, in turn, could be used to power the facility.

•
A one-megawatt hydrogen-fueled genset could be used, in conjunction with larger wind-farm turbines, to produce continuous electric power generation. Electric power and hydrogen would be generated from wind energy. Under slack wind conditions, that hydrogen could be used to fuel our 4 + 1TM genset, thereby generating continuous electric power. This genset could reduce or eliminate the need to use fossil fuels to generate electric power when the wind is not blowing, thereby reducing operating costs and making wind projects of this kind environmentally clean. We believe a similar opportunity exists for use in conjunction with solar power generation facilities.

•
Turn-key combined heat and power variable speed power generation system: We are working to develop an enclosed system capable of delivering both power and heat. The system would include a hydrogen-(or ammonia-)fueled engine and an electrolyzer and we believe the system would have a combined generator system efficiency greater than 90%. We see market opportunities with this technology because we believe that the system would generate carbon-free, zero emission electrical power while enabling the end-user to be independent of the power grid.

Currently we are expecting that ammonia will become our fuel of choice for a carbon-free power generation system. We are focusing on ammonia for a number of reasons:

•	Ammonia is the densest carrier of hydrogen by weight, denser per pound than liquid hydrogen.

•	Ammonia is, in our view, the best way to store and transport hydrogen.

•	Ammonia is a carbonless fuel that can supply clean energy now.

We anticipate that increased sales of our products could commence the second half of 2007, subject to timely receipt of parts ordered from suppliers and receipt of anticipated purchase orders, which may add to cash reserves. We do not anticipate expanding our manufacturing facilities in 2007.

We will not be able to offer our engines for sale to Original Equipment Manufacturers (“OEMs”) for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. In 2008, certification will be necessary in order to sell engines for distributed power generation and in 2009, certification will be necessary for stand-by power generation markets. Until such time, stand-by and replacement engines, and engines that operate on non-polluting fuels like hydrogen or ammonia, are not subject to the same requirements. We anticipate beginning the emissions certification process of our 4.9L engine in the third quarter of 2007. We believe it will cost approximately $1.1 million to certify the 4.9L and 2.4L engines. This testing procedure will be an expense of research and development. We expect to incur approximately $300,000 for this certification process in 2007, subject to sufficient capital from anticipated financing.

Grants and Government Programs

On July 7, 2005, we were notified by the Iowa Department of Economic Development of the following funding assistance:

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

The Iowa Department of Economic Development has approved us for participation in the Enterprise Zone Program. Under the Program, we are eligible for the following benefits provided we continue to meet certain program requirements:

•	Funding for training new employees through a supplemental new jobs withholding credit equal to 3.0% of gross wages of the new jobs created;

•	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

•	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

•	An investment tax credit equal to 10% of our capital investment. This Iowa tax credit may be carried forward for up to seven years;

•	A value-added property tax exemption. Our community has approved an exemption from taxation on a portion of the property on which our business is located.

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

Employees

As of June 30, 2007 we have 28 employees, 23 of whom are in Algona, Iowa, and five of whom are in Canada. We anticipate that we will create approximately 5-10 additional new jobs in 2007, subject to receipt of sufficient capital from anticipated financing.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404 and have retained a consultant to assist with this process. Although this process has not been formalized, we believe that the controls and procedures in place during the first and second quarters have allowed us to secure information required to be disclosed, within the time periods specified in the SEC’s rules for the preparation of this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we granted options to purchase 50,000 shares to employees and directors under the company’s 2005 Incentive Compensation Plan, all of which were granted with an exercise price of $1.70 per share. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007, which report is incorporated herein by reference.

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. The offer was conducted on behalf of the company by an NASD-licensed broker-dealer. We incurred expenses of approximately 7% of the total proceeds from this offering and issued warrants exercisable over five years to purchase a number of shares equal in value to 5.0% of the total proceeds from this offering. The proceeds of the Preferred Offering, net of fees, were immediately available to the company.

We received gross proceeds of $3,865,692 from the sale of 1,932,846 shares of our Series B Preferred Stock (convertible into 1,932,846 shares of common stock), which number represents, on an as-converted basis, 6.55% of the 29,523,010 issued and outstanding shares of common stock (including 930,000 shares of Series A Preferred Stock convertible into 1,511,250 shares of Common Stock and 1,932,846 shares of Series B Preferred Stock convertible into 1,932,846 shares of Common Stock).

The terms of the Series B Preferred Stock, including but not limited to its rights and preferences, are set forth in the Certificate of Determination of Series B Convertible Preferred Stock attached as Exhibit 3.6 to the company’s Form 10-KSB filed with the Commission on April 17, 2007 and incorporated by reference herein.

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

This Report on Form 10-QSB is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with Rule 135c under the Securities Act. Shares of the Series B Preferred Stock are no longer being offered by the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company’s Annual Meeting of Stockholders held on May 30, 2007, two matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:

1. To elect directors nominees to hold office until the next Annual Meeting of Shareholders or until their successors are elected:

	Votes
Nominee	For	Withheld

Theodore G. Hollinger	20,200,299	3,625
Thomas O. Trimble	20,197,299	6,625
Edward T. Berg	20,166,046	37,875
Philip G. Ruggieri	20,197,299	6,625

2. To ratify of the appointment of LWBJ, LLP, as the independent registered public accounting firm of the company for the fiscal year ended December 31, 2007:

Votes
For	Against	Abstain
20,198,924	0	5,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certification pursuant to Item 601(b) (31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Chief Executive Officer.

31.2	Certification pursuant to Item 601(b) (31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

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

HYDROGEN ENGINE CENTER, INC.

Date: August 14, 2007	By	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger
President and Chief Executive Officer

Date: August 14, 2007	By	/s/ Sandra Batt
Sandra Batt
Chief Financial Officer