Form 10QSB
period 2007-09-30
HYDROGEN ENGINE CENTER, INC.
filed 2007-11-14
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission File Number: 000-50542

HYDROGEN ENGINE CENTER, INC.
(Exact name of registrant as specified in its charter)

NEVADA	82-0497807
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at October 19, 2007
Series B Preferred	1,932,846
Common	27,590,164

FORM 10-QSB

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheet as of September 30, 2007	3

		Condensed Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30, 2007 and 2006 and the period from inception (May 19, 2003) through September 30, 2007	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months and Three Months Ended September 30, 2007 and 2006 and the period from inception (May 19, 2003) through September 30, 2007	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Controls and Procedures	25

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 6.	Exhibits and Reports on Form 8-K	27

		Notes About Forward-looking Statements	27

SIGNATURES			28

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

September 30,
ASSETS	2007
(Unaudited)

Current Assets
Cash and cash equivalents	$1,563,728
Restricted cash	364,430
Accounts receivable	101,175
Inventories	2,130,524
Prepaid expenses	69,736
Total current assets	4,229,593

Property, Plant and Equipment
Leasehold improvements	17,156
Building	2,156,940
Equipment	888,911
Land and improvements	472,504
Construction in progress	164,420
3,699,931
Less accumulated depreciation	351,154
Net property and equipment	3,348,777

Total Assets	$7,578,370

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

September 30,
LIABILITIES AND EQUITY	2007
(Unaudited)

Current Liabilities
Notes payable, bank	$1,409,875
Current portion long-term debt	36,636
Current installments of obligation under capital lease	43,899
Accounts payable	222,697
Accrued expenses	200,917
Accrued interest	116,454
Unearned project reimbursements	102,972
Unearned grants	40,335
Total current liabilities	2,173,785

Long-term debt, net of current maturities	750,008
Obligation under capital lease, excluding current installments	92,785
842,793
Total liabilities	3,016,578

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 10,000,000 shares authorized,
465,000 shares issued and outstanding	465
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
1,932,846 shares issued and outstanding	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,834,539 shares issued and outstanding	26,834
Additional paid-in capital	15,837,957
Accumulated other comprehensive loss - foreign currency	(2,988)
Deficit accumulated during the development stage	(11,302,409)
Total stockholders' equity	4,561,792

Total Liabilities and Stockholders’ Equity	$7,578,370

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Sales	$86,047	$126,331	$527,720	$202,040	$849,624

Cost of Sales	74,299	113,109	447,143	168,365	724,410

Gross Profit	11,748	13,222	80,577	33,675	125,214

Operating Expenses
Sales and marketing	64,488	263,442	231,236	675,930	1,212,397
General and administrative	610,243	852,886	2,167,029	2,426,617	5,832,557
Research and development	361,089	438,290	1,109,662	943,042	2,986,895
Settlement of vendor dispute	-	-	448,011	-	577,500
Decline in market value of inventory, net of recoveries	239,598	75,980	220,853	523,717	667,745

	1,275,418	1,630,598	4,176,791	4,569,306	11,277,094

Operating Loss	(1,263,670)	(1,617,376)	(4,096,214)	(4,535,631)	(11,151,880)

Other Income (Expense)
Interest income	24,935	12,939	60,681	38,852	151,676
Interest expense	(46,653)	(32,156)	(132,892)	(82,938)	(301,178)
Loss on sale of asset	(1,027)	-	(1,027)	-	(1,027)
	(22,745)	(19,217)	(73,238)	(44,086)	(150,529)

Net Loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)

Weighted-average shares outstanding	25,773,966	25,180,764	25,749,887	24,967,619

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.16)	$(0.18)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Cash Flows from Operating Activities
Net loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	50,207	46,914	168,714	90,915	351,154
Compensation to directors and employees of stock options and restricted stock	153,759	174,594	478,795	610,740	1,353,672
Compensation to consultants of stock options	2,463	4,649	7,388	41,315	184,498
Warrants issued in vendor dispute	-	-	577,500	-	577,500
Change in assets and liabilities:
Accounts receivable	33,743	(91,555)	102,200	(114,101)	(101,175)
Inventories	(16,316)	(959,299)	(349,658)	(1,714,601)	(2,350,662)
Prepaid expenses	7,356	34,988	(26,312)	(62,764)	(96,194)
Accounts payable	274,082	280,587	(54,196)	779,004	547,756
Accrued expenses	(67,734)	44,533	44,762	442,725	247,155
Accrued interest	12,688	-	18,409	-	116,454
Unearned project reimbursements	-	-	-	126,772	102,972
Unearned grants	(8,536)	-	(26,328)	-	40,335
Net cash used in operating activities	(844,703)	(2,101,182)	(3,228,178)	(4,379,712)	(10,328,944)

Cash Flows from Investing Activities
Increase in restricted cash	(4,021)	-	(11,846)	-	(364,430)
Proceeds from sale of assets	36,000	-	36,000	-	36,000
Purchases of property, plant, and equipment	(65,815)	(153,370)	(167,854)	(1,385,157)	(2,995,999)
Net cash used in investing activities	(33,836)	(153,370)	(143,700)	(1,385,157)	(3,324,429)

Cash Flows from Financing Activities
Proceeds from note payable, bank	-	-	250,000	832,690	1,806,046
Payments on note payable, bank	(3,560)	-	(8,818)	-	(658,818)
Proceeds from long-term debt	-	-	-	100,000	1,172,052
Payments on long-term debt	(22,471)	(12,057)	(56,109)	(37,678)	(121,107)
Proceeds from exercise of stock option	-	-	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	1,389,712	-	1,389,712	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	-	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	215,943	-	3,013,244	6,639,008
Net cash provided by (used in) financing activities	(26,031)	1,593,598	3,780,168	5,305,968	15,220,089

Effect of Exchange Rates on Cash and Cash Equivalents	13,376	(7,779)	6,231	(4,850)	(2,988)

Net Increase (Decrease) in Cash and Cash Equivalents	(891,194)	(668,733)	414,521	(463,751)	1,563,728

Cash and Cash Equivalents - Beginning of Period	2,454,922	2,551,230	1,149,207	2,346,248	-

Cash and Cash Equivalents - End of Period	$1,563,728	$1,882,497	$1,563,728	$1,882,497	$1,563,728

- Continued -

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Supplemental Cash Flow Information

Interest paid	$33,961	$9,482	$114,331	$22,237	$184,540

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital
contribution for expenses paid by founder	$-	$-	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$-	$-	$557,051

Acquistion of property, plant,
and equipment through financing	$-	$61,746	$111,450	$112,847	$692,081

Payables for construction in progress	$-	$-	$-	$32,594	$232,208

Receivable for state loan	$-	$-	$-	$-	$100,000

Issuance of warrants for inventory	$21,065	$-	$21,065	$-	$21,065

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets. HEC Canada is located in Quebec, and works with Universite Du Quebec a Trois-Rivieres.

Green Mt. Labs was originally organized to acquire and develop mining claims; however, these operations were discontinued in 1997.

Description of Business - A Corporation in the Development Stage

We develop systems and processes used in the design, manufacture and distribution of alternative fuel internal combustion engines, engine controls and generator systems. These technologies are for use by customers and partners in the industrial and power generation markets. We have and continue to file patents around these next generation systems and processes. These solutions and the engines using them are designed to run on alternative fuels including but not limited to gasoline, propane, natural gas, ethanol and hydrogen. We are developing engines that are fueled by ammonia. Our engines and engine products are sold under the brand name Oxx Power TM.

Through September 30, 2007, we remain in the development stage. We have filed patents to help ensure full intellectual property protection. Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

Private Placement

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. We sold 1,932,846 shares for $3,865,692 and incurred expenses of $270,597 as a result of this offering. We also issued 57,985 warrants in connection with the sale of the Series B Preferred Stock. The warrants were issued at an exercise price of $2.00 and expire May 15, 2012. Shares of the Series B Preferred Stock are no longer being offered by the Company. However, we plan to raise additional funds through another private placement of either debt or equity securities.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore, be obligated to realize assets and discharge its liabilities other than in the normal course of operations.

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology. As such, the company has incurred substantial operating losses. The company is expected to incur operating losses in 2007. We have financed all development, sales and operations since inception through equity and debt financings. We intend to manage our expenses in balance with the operating environment. Efforts are ongoing to raise new capital. We intend to expand development, sales and operations. As of November 9, 2007 we had cash of $1,059,588 accounts receivable of $196,283 and accounts payable of $90,323. As our funding efforts continue, we plan to stage investment growth to expand our sales and marketing programs, and proceed with technology development, patent filings and essential engine certification. While interest in the alternative energy sector is strong, we are prepared to further curtail spending, if we are unable to raise additional funds. With our existing capital, and projected sales revenue, we anticipate that we can fund our operations through February 2008, without additional capital. These timeframes will vary if events occur which negatively or positively affect our operations.

Continuing operations is dependent upon obtaining significant further financing. We have engaged an investment banking firm that is experienced in our sector, to assist in obtaining funding needed to implement our business plan. There can be no assurance that we will successfully complete this offering or that these proceeds, if completed, will be sufficient to satisfy capital requirements. Also, there are no assurances that additional funding will be available at terms that will be acceptable to us. These conditions raise substantial doubt about the ability to continue as a going concern.

Fair Value of Financial Instruments

Due to the short-term nature of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, we believe that the carrying amounts reported in the balance sheet approximate their fair values at the balance sheet date. The fair value of long-term debt is estimated based on anticipated interest rates, which management believes would currently be available for similar issues of debt, taking into account our current credit risk and other market factors, which approximate fair value.

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. We follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at September 30, 2007, we believe that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

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

Warranty Reserve

We record a warranty reserve at the time products are sold and the revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. We recorded a warranty reserve during the three months and nine months ended September 30, 2007 of $3,959 and $16,702, respectively and have recorded $35,099 in accrued expenses from inception (May 19, 2003) to September 30, 2007.

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

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the three months and nine months ended September 30, 2007, we have recorded $0 and $30,000, respectively as a reduction in research and development expense. From inception (May 19, 2003) to September 30, 2007, we have recorded $81,200, as a reduction in research and development expense. We have recorded $102,972 as “Unearned project reimbursements” for projects which are in process at September 30, 2007.

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

 Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred. Advertising costs for the three months and nine months ended September 30, 2007 were $4,625 and $24,722, respectively. For the period from inception (May 19, 2003) to September 30, 2007 advertising costs were $231,751.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and nine months ending September 30, 2007, were $106,019 and $484,734, respectively. For the period from inception (May 19, 2003) to September 30, 2007 pre-production expense was $1,206,450.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero on our balance sheet, regardless of their value.

Income Taxes

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. We have reviewed our tax positions and have not identified any positions that fail the more-likely-than-not threshold. Due to our full valuation allowance on the deferred tax asset, the adoption of FIN 48 had no material impact on our financial statements (Note 6).

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

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

SFAS 123R requires the use of a valuation model, explained in Note 9, to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 9), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
September 30, 2007

Net loss, as reported	$(11,302,409)

Add: options and restricted stock-based employee compensation
expense included in reported net loss	1,353,672
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,539,474)

Pro forma net loss	$(11,488,211)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and nine months ended September 30, 2007 was $153,759 and $478,795, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 9).

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

Reclassifications

Certain amounts in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and the Condensed Consolidated Statements of Cash Flow, for the nine months ended September 30, 2006 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2.	INVENTORY

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

Component parts	$1,612,763
Work in process	26,267
Finished goods	491,494

Total	$2,130,524

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months and nine months ended September 30, 2007, we allocated approximately $4,700 and $14,200, respectively, of overhead to inventory. We allocated approximately $36,200 of overhead to inventory from inception (May 19, 2003) to September 30, 2007. The balance of fixed production overhead is recorded in general and administrative costs.

At September 30, 2007 we recorded inventory of $2,130,524 which includes approximately $350,000 for engine blocks purchased from our supplier in China. We have rejected most of the engine blocks received from this supplier. Based upon the Warranty and Replacement Terms agreement with the supplier, dated March 22, 2007, and a visit to the factory in China during the month of October, we expect that the supplier will replace the rejected products at no additional cost to us. We anticipate that the blocks will be shipped to us in lots of 35, so that 100% inspection can be completed before the blocks are accepted. We also anticipate having an HEC-employed quality inspector, at the factory in China, during the production of our blocks.

As a result of recent changes in our efforts to market our excess 4.9L remanufactured engine inventory, we recorded an inventory write-down, net of recoveries of $239,598 for the quarter ended September 30, 2007 and $667,745 from inception (May 9, 2003) through September 30, 2007. The inventory write-down consists of component parts and finished goods inventory.

3.	CONSTRUCTION IN PROGRESS

At September 30, 2007 we recorded $164,420 for construction in progress. Construction in progress includes $111,894 for improvements to our dynamometer room and $52,527 for the purchase of a dynamometer. We anticipate that we will have approximately $15,000 in additional costs to complete the improvements to the dyno room and to complete the installation of the dynamometer.

4.	NOTES PAYABLE, BANK

On February 21, 2007, we amended our loan agreement for our letter of credit. The amendment reduced the letter of credit with the bank from $330,000 to $80,000. This amendment allowed us to obtain a revolving line of credit for $250,000. The interest rate was equal to the bank’s prime rate, which was 8.25%, and required that interest be paid monthly. The line of credit was to expire on October 16, 2007 and was secured by a certificate of deposit. On October 3, 2007, we paid off the $250,000 line of credit, with proceeds from the certificate of deposit. In addition, we amended our loan agreement dated February 21, 2007, and increased our letter of credit with the bank from $80,000 to $108,000. This letter of credit is secured by a certificate of deposit in the amount of $114,000.

5.	CAPITALIZED LEASES

We entered into a capital lease agreement on February 14, 2007, to purchase equipment totaling approximately $111,000 that is being depreciated over five years. The equipment lease calls for 36 monthly installments of $3,756 and a downpayment of $15,351. This lease agreement contains a bargain purchase option at the end of the lease term. We have other leases with bargain purchase options that are being depreciated over five year periods. The purchase price for this equipment was $49,940 and has monthly lease payments of $1,032.

The net book value of capital lease assets was $145,299 at September 30, 2007. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of September 30, 2007:

2007	$14,362
2008	57,448
2009	57,448
2010	19,889
2011	11,586
Thereafter	635
Total minimum lease payments	161,368
Less amount representing interest	24,684
Present value of minimum lease payments	136,684
Less amounts due within one year	43,899
Totals	$92,785

6.	INCOME TAXES

Our tax returns filed and to be filed for years ended December 31, 2004, 2005, and 2006 are open to review by the Internal Revenue Service. As of November 8, 2007 we have not been notified that we have any tax returns under review. We have sustained net operating losses in each of these years, in the United States and for 2005 and 2006 in Canada. We have reviewed our calculations of unrecognized tax benefits that may result from tax uncertainties, and we believe that our estimate for unrecognized tax benefits is appropriate. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. As a result of the adoption of FIN 48, there has been no change in unrecognized tax benefits.

7.	WARRANTS

On August 21, 2007, we issued 25,000 warrants for inventory purchased. The warrants carry a three-year term and an exercise price of $2.00. Our assumptions included an expected life of three years, a risk-free interest rate of 4.6%, and a volatility rate of 96.56%. The calculation, under SFAS 123R and EITF No. 96-18, yielded a per warrant price of $.84 and total expense of $21,065. This amount was included as part of the total inventory cost.

8.	COMMON STOCK

On September 29, 2007, 465,000 shares of our Series A Preferred Stock automatically converted to 755,625 shares of common stock per the terms of the Certificate of Designation for the Series A Preferred Stock dated September 29, 2006. In addition, on October 4, 2007 the balance of the Series A Preferred Stock of 465,000 shares converted to 755,625 shares of Common Stock.

9.	STOCK-BASED COMPENSATION

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At September 30, 2007, there were 624,834 shares available for grant and 1,375,166 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 201,666 were granted as non-employee stock options, and 812,500 were granted as employee and director stock options.

On August 13, 2007, the Board of Directors approved the repricing of all of the options granted after September 1, 2005. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of the employees. Employees’ existing option grants were repriced to an exercise price of $1.34 per share (the closing price of the common stock as of the reprice date). Original exercise prices had ranged from $3.50 to $1.70 per share. Additionally, any unvested portion of the original option will vest per the original grant.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula: The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $29 million and $1.4 billion, in addition to our actual history over a twenty-five month period.

	For the three months ending September 30,		For the nine months ending September 30,		Period from Inception (May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Risk-free interest rate	4.7%	4.6%	4.7%	4.6%	4.2%
Expected volatility	96.4%	116%	96.4%	116%	148.9%
Expected life (in years)	5.5	5.5	5.5	5.5	7.5
Dividend yield	-	-	-	-	-
Weighted-average estimated fair value of options granted during the period	$.99	$2.80	$.99	$2.80	$.99

The following table summarizes the activity for outstanding employee and non-employee stock options for the nine months ended September 30, 2007:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	838,666	$1.85
Granted	195,000	$1.34
Forfeited	(27,500)	$1.00
Balance at September 30, 2007	1,006,166	$1.16	8.4	$593,638
Vested and exercisable as of September 30, 2007	545,916	$1.08	8.1	$365,764
Vested and expected to vest as of September 30, 2007	991,074	$1.16	8.4	$584,734

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $1.75 on September 28, 2007, the last day of trading in September.

There were no stock options exercised during the three months and nine months ending September 30, 2007.

As of September 30, 2007, there was approximately $1,339,746 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a period of four years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 30, 2007:
	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2006	218,000	$1.00
Vested	(61,000)	$1.00
Forfeited	(65,000)	$1.00
Unvested at September 30, 2007	92,000	$1.00

As of September 30, 2007, there was approximately $86,844 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 2 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of September 30, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$1.00	533,666	7.9	$1.00	409,666	$1.00
$1.34	462,500	8.9	$1.34	136,250	$1.34
$1.40	10,000	9.9	$1.40	0	$1.40

	1,006,166	8.4	$1.16	545,916	$1.08

10.	COMMITMENTS AND CONTINGENCIES

Component Parts Procurement

At November 5, 2007, we had issued approximately $87,901 in purchase orders to several vendors for inventory, engine certification, and equipment to support our business plan. These purchase orders have been issued with delivery dates through June 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hydrogen Engine Center, Inc. (“HEC” or the “company”) is in the business of offering tangible technologies that produce clean energy solutions designed to lessen America’s dependence on foreign fuels. We currently offer technologies that enable power generation systems (“gensets”) and engines to run on hydrogen and are testing technologies to allow an engine to run on ammonia, another carbonless fuel. We are dedicated to the further development of our current technologies, as well as to the development of new clean energy solutions for tomorrow’s energy needs.

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

Plan of Operation

Because we have not to date received the level of financing we anticipated, we have initiated action to streamline our operations while continuing our mission and commitment to developing and delivering carbon-free energy solutions. Our short-term tactics involve a cash management plan designed to preserve cash and maximize our other resources. Our longer-term strategies are designed to allow us to continue to pursue development and marketing of the technologies we believe to be the core of our future. We believe the economics of traditional energy sources such as oil and gas, combined with severe supply concerns, bring very favorable factors to our technology. Our technology enables internal combustion engines to run on carbon-free fuels that are available in the domestic US market. We believe this gives HEC a competitive advantage.

Our Cash-Management Plan

We have actions in place to reduce our use of cash. To do so we have commenced the following actions:

•
We are prioritizing our cash spending on revenue generating opportunities. We expect to continue to expend funds to support: (i) tactical sales, (ii) all manufacturing operations needed to support tactical sales revenue and (ii) further development of our technologies, patents and intellectual property.

•
We are minimizing the amount of cash we spend on overhead during this period. This may involve layoffs of some employees and will involve the deferral or elimination of spending in other categories. Under this plan, salaries for all officers have been reduced during this period by 15%.

Our Strategies to Realize Opportunities

The escalation in traditional energy prices has accelerated to unprecedented levels. Supply concerns are growing. These factors are not expected to improve. We believe this set of dynamics places increased value and focus on the technology that HEC is developing. Market demand for our technology is expected to accelerate. The prices we can charge for our solutions are expected to escalate. We believe all of these factors have combined to create an accelerated opportunity for HEC. Accordingly --- we are focusing our efforts to take advantage of these market dynamics. We are implementing business actions now, built upon our core strengths, in the following areas:

•
Marketing of “clean energy controllers” for use across multiple engine platforms. We believe this effectively brings a licensing opportunity to HEC. We plan to leverage our to-date patent filings, and our OxxWorks products, selling our solutions to other engine designers and manufacturers. Our value proposition is carbon-free energy on the traditional internal combustion engine base for use in our engines or engines built by other manufacturers. We believe this program will build on our technology know how, but allow faster deployment with less capital.

•
Marketing our technology services to modify engines built by other manufacturers, thus allowing them to use hydrogen and other clean fuels with the use of our control system. This is being built upon our track record of achievement in building carbon-free engines for power generation, agriculture, urban bus transport and industrial applications.

•	Obtaining Tier I certification for our 4.9L OxxPowerTM engine. This will allow us to sell our OxxPowerTM technology and engines into the replacement market.

We are also assessing the possibility of obtaining EPA certification for our dynomometer facility in Algona which could create another potential strategic stream of revenue and profits as well as a stream of strategic partners. Our dynomometer is fully operational, testing alternative fuel efficiencies. We view our dynomometer facility as a strategic asset that can be leveraged across a large industry base.

We believe that our control and fuel delivery systems will also allow us to offer distributed power generation solutions to a wide variety of markets, as demonstrated in our current products. For example, we have delivered a 50kW Oxx Power™ genset to Grasim Industries in India. This genset runs on hydrogen that is a byproduct of the chlor-alkali manufacturing process. It therefore offers the potential of low cost, clean energy to run the manufacturing facility. We believe this can deliver the power of clean, low cost energy, independent of foreign oil sources, and independent of the strained power grid. This proof point is in place and we believe based on our recent meetings with Grasim, that this solution is highly scalable. We anticipate that we will receive an additional order from Grasim Industries. Another example of the viability of our generator systems occurred on October 4, 2007, when HEC completed the final acceptance test phase on our 4 + 1™ 250kW hydrogen generator for Natural Resources Canada (NRCAN). NRCAN is planning to use our genset technology to prove that continuous power generation from wind energy is achievable. This proof point applies to other renewable energy sources such as solar and hydro. This technology is also highly scalable. We anticipate being engaged to perform additional services to complete grid integration for the 4 + 1™ 250kW genset.

The technologies embedded in our controllers, fuel delivery systems and engine modification abilities are the foundation we have built over the past two years. We believe market dynamics point to an imperative that we must expand our technology development, built upon our core assets and the proof points mentioned above. The heightened focus on technology development is underway, and we are finalizing a plan to accelerate our delivery of advanced technologies. Again, we believe the value proposition we deliver to customers is getting even more favorable. Our technologies are being designed to reduce global dependency on oil supplies. Our technology powers business and the economy with little to no greenhouse gas emissions. These deliverables have value now, and their value is expected to increase. HEC is gearing to participate in this highly scalable and valuable market. We intend to pursue broad protection of our intellectual property, which we view as a material portion of the long-term value of our company. We expect to file patents and receive patent pending status covering the alternative energy solutions described below. Our efforts to raise expansion capital are built upon the increasingly favorable market factors, and the success of our proof points, as outlined above.

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

The accompanying condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations and consolidated statements of cash flows for the nine months and three months ended September 30, 2007 and 2006, and from inception (May 19, 2003) to September 30, 2007, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer.

Overview

We are a development stage company being built upon the vision of carbon-free, energy independence. We offer cost effective, clean energy technologies designed to generate and use clean power on demand, where needed. Technologies are available today that enable engines and generator systems to run efficiently on hydrogen, gasoline, propane, natural gas, ethanol and other fuels. The engines can run on various grades of hydrogen, or on mixed gases such as natural gas and hydrogen. We have generated revenue through the sale of engines, open power units and generator systems using our high-quality, reliable remanufactured engines and our new Oxx Power™ engines. We believe that revenue from these sources, along with revenue from our power generation technologies, will help support our continuing operations and assist with funding for our research and development efforts relating to our clean energy solutions.

Results of Operations

A summary statement of our operations, for the three and nine month periods ended September 30, 2007 and 2006 and for the period from inception through September 30, 2007 follows:

Summary Statement of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		From Inception (May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Sales	$86,047	$126,331	$527,720	$202,040	$849,624
Cost of Sales	74,299	113,109	447,143	168,365	724,410
Gross Profit	11,748	13,222	80,577	33,675	125,214

Operating Expenses	1,275,418	1,630,598	4,176,791	4,569,306	11,277,094

Operating Loss	(1,263,670)	(1,617,376)	(4,096,214)	(4,535,631)	(11,151,880)

Other Income (Expense)	(22,745)	(19,217)	(73,238)	(44,086)	(150,529)

Net Loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)

Sales increased by $325,680 for the nine months ended September 30, 2007, which we attribute to the sales efforts of our power products distributors. Our sales for the three months ended September 30, 2007 decreased by $40,284, compared to sales in the same quarter last year. Some factors such as an extremely wet summer in sections of the mid west and south hampered sales of our engines and power units that are used in irrigation applications, and were beyond our control.

During the three months ended September 30, 2007 and 2006 we realized gross profit margins of 13.7% and 10.5%, respectively, while our gross profit margins for all other periods reported above were approximately 15%-16%. As long as our primary sales are composed of traditional fueled engines, we anticipate that our gross margins will remain at a level that will allow for positive cash flow. In an effort to liquidate our excess inventory of remanufactured engines, we have recorded a decline in market value of inventory to reflect a lower future sales price. We are hopeful, with this new pricing that we can become more price competitive with our remanufactured engine products.

We anticipate realizing higher gross margins for production hydrogen fueled products. Although we did not have any hydrogen product sales in the third quarter, we do expect to win some hydrogen projects in the fourth quarter. We anticipate that our gross margins will increase only to the extent we are successful in marketing our hydrogen and other clean-energy products. This is consistent with our mission of offering tangible technologies that produce clean energy solutions.

•
We received a purchase order from the United Nations Industrial Development Organization to deliver two hydrogen powered, 275 hp marine engines to be used in water taxis in Istanbul, Turkey. The total value of the purchase order is $51,200.

•
On October 4, 2007, we completed the final acceptance testing phase on our 4 + 1™ 250kW hydrogen generator, procured by Natural Resources Canada (NRCAN). We will receive a third milestone payment for this project of approximately $91,125 (CAD). In addition, we anticipate receiving a purchase order  for additional engineering services for grid integration of the 4 + 1™.

•
We have provided quotes to potential customers with Renewable Wind Energy Projects. These projects are similar to the projects we undertook with Xcel Energy and Natural Resources Canada. We anticipate that these projects will provide additional sales opportunities for us. Xcel Energy recently began testing our 50kW hydrogen powered genset in Colorado and the 4 + 1™ unit for Natural Resources Canada is scheduled to be installed sometime during the spring of 2008. We are confident that the testing will be favorable thus creating demand for similar projects.

•
We have recently traveled to India to observe our 50kW hydrogen powered generator set (genset) located at Grasim Industries. The genset is used to provide power to supplement the energy needs of the plant. Grasim Industries continues to be interested in our technology and we anticipate receiving an additional order for a 250kW genset with our newly designed heat recovery system. We have provided numerous quotes for our hydrogen powered generator sets to customers and potential customers whose production processes generate hydrogen as a by-product of production, similar to the opportunity we encountered at Grasim.

•
We are currently testing ammonia as a fuel alternative, using our proprietary controls to allow an HEC open power unit to operate an irrigation pump in California. To date, this engine has run successfully on ammonia (using propane as a catalyst), for over 200 hours. We will soon begin the testing of another ammonia powered engine in order to obtain related data for emissions and fuel consumption. We anticipate that by using ammonia as a fuel we could reduce emissions and reduce our dependence on foreign oil while bridging the lack of a developed hydrogen infrastructure. Recently, the State of Washington added ammonia to its list of official alternative vehicle fuels. We are hopeful that other states will follow. A significant effort by a number of groups is under way to affect this goal. Ammonia (NH3) also known as anhydrous ammonia contains no carbon, stores like propane and is the second most prevalent chemical in the world. An infrastructure for ammonia is already in place, ammonia pipelines can be found in many areas of the United States and distribution of the fuel is already established.

•	We have begun work with our new partner in India, Belliss Co, Ltd, and have several projects in process that we hope will result in significant orders. A sales visit in India is ongoing at the time of filing this report.

Income related to certain of our hydrogen projects is recorded as a reduction in research and development expense at the time title and risk of ownership transfers to the customer. These amounts, therefore, are not reflected in our sales revenue. Expenses we incur for these projects are recorded as research and development costs. During the three months and nine months ended September 30, 2007, we recorded $0 and $30,000, respectively as a reduction in research and development expense resulting from proceeds from hydrogen projects. From inception (May 19, 2003) to September 30, 2007, we recorded $81,200, as a reduction in research and development expense. We have recorded $102,972 as “Unearned project reimbursements” for projects which are in process at September 30, 2007.

Sales and marketing expense for the three months ending and nine months ending September 30, 2007 was $64,488 and $231,236, respectively. We expect to be more involved in the distributed generation market because of the tightening of governmentally imposed emission standards. We also plan to be more involved in technology licensing. For that reason, we plan to continue our search for highly qualified sales people with engineering and controls experience.

Our general and administrative expenses decreased $242,643 and $259,588 for the three months and nine months ended September 30, 2007, as compared to respective periods in 2006. General and administrative expenses for the three months and nine months ended September 30, 2007 were $610,243 and $2,167,029, respectively. Reductions in general and administrative expenditures are due primarily to our efforts to control operational expenses. Our general and administrative expenses include salaries, employee benefits, stock-based compensation, and the cost of compliance. Compliance costs include legal and accounting fees and the costs incurred for investor relations.

Our general and administrative expense also includes overhead and direct production expenses related to preproduction costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and nine months ended September 30, 2007, were $106,019 and $484,734, respectively. For the period from inception (May 19, 2003) to September 30, 2007, pre-production expense was $1,206,450.

On August 14, 2007, our Board of Directors voted to reprice employee stock options awarded after September 1, 2005. The repricing will add an additional $77,050 in operating expense over the term of the options. We recognized additional expense, due to the repricing, of $26,686 for the quarter ending September 30, 2007. Our operating expenses include $156,222 and $486,183 for the three months and nine months ending September 30, 2007, in employee stock options, nonemployee stock options and restricted stock compensation for directors and employees. We view our stock option compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized, since inception (May 19, 2003), an aggregate amount of $1,538,170 in stock-based compensation expense. This expense has been allocated among sales and marketing, general and administrative, and research and development expenses.

Since inception (May 19, 2003) we have accrued approximately $150,000 in expenses related to forgivable loans and grants from state and local government sponsored programs. These expenses will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs recorded for research and development for the three months and nine months ended September 30, 2007 were $361,089 and $1,109,662 respectively. For the first three quarters of 2007 our Chief Executive Officer who also serves as our Chief Technical Officer has been concentrating his efforts on compiling technological data as support for the four patent applications filed thus far in 2007.

Our research and development costs also include payroll, employee benefits, stock-based compensation, engine certification expense, and other costs associated with product development. Because these costs are expensed as they are incurred, our investments in technology and patent applications are recorded at zero in our financial statements, regardless of their value. We currently have seven patents filed and pending and three in process addressing various aspects of our technologies. Our application for a patent relating to a material neutral process was filed with the US Patent office on October 9, 2007 and filed under the Patent Cooperation Treaty (foreign filing) on 10-10-07.

On August 21, 2007, we issued 25,000 warrants to a vendor for payment of inventory. We added $21,065 to component parts inventory as a result of this transaction. We also realized an expense in the amount of $448,011 to recognize the value of warrants issued to a former supplier to settle a dispute. The warrants were issued on May 9, 2007 and the settlement has been completed.

At September 30, 2007 we recorded inventory of $2,130,524, which amount includes approximately $350,000 for engine blocks purchased from our supplier in China. After inspection we rejected most of the blocks received from that supplier. Based upon the Warranty and Replacement Terms dated March 22, 2007, as well as personal conversations with this supplier, we expect that the supplier will replace the rejected products at no additional cost to us. One of our officers visited the supplier in October 2007 and confirms that the supplier is relocating its operations to a modern facility that appears to be capable of meeting our specifications for design and operating performance. We anticipate that the blocks will be shipped to us in lots of 35, so that 100% inspection can be completed before the blocks are accepted. We also anticipate having an HEC-employed quality inspector, at the factory in China, during the production of our blocks. It is possible that we will be required to obtain engine blocks from other, more expensive sources, if the blocks from this new facility do not meet our expectations.

For the three months ended September 30, 2007 we recorded a net loss of $1,286,415 compared to a net loss of $1,636,593 for the three months ended September 30, 2006. For the nine months ended September 30, 2007 we recorded a net loss of $4,169,452 compared to a net loss of $4,579,717 for the nine months ended September 30, 2006. We recorded a net loss of $11,302,409 from inception (May 19, 2003) through September 30, 2007. We expect to continue to operate at a net loss during 2007.

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

Liquidity and Capital Resources

Short-Term and Long-Term Debt Sources

From inception through September 30, 2007, we have used $10,328,944 in cash in our operating activities and $3,324,429 in capital expenditures.

Net cash used in operating activities was $844,703 for the three months ended September 30, 2007, compared to $2,101,182 cash used in operating activities in the three months ended September 30, 2006. Net cash used in operating activities was $3,228,178 for the nine months ended September 30, 2007, compared to $4,379,712 cash used in operating activities in the nine months ended September 30, 2006.

Net cash used in investing activities was $33,836 for the three months ended September 30, 2007, compared to $153,370 cash used in investing activities in the three months ended September 30, 2006. During the nine-month period ended September 30, 2007, we used $143,700 of cash in investing activities compared to $1,385,157 of cash in the comparable period of 2006. The reduction is primarily due to construction costs incurred during 2006.

We have funded our operations from inception through September 30, 2007, through a series of financing transactions, including four private offerings. The shares in all four of our private placements were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

On October 3, 2007, we paid off a $250,000 line of credit with Bank of America, Algona, Iowa, with proceeds from a certificate of deposit. In addition, we amended our loan agreement dated February 21, 2007, and increased our letter of credit with the bank from $80,000 to $108,000. We secured the letter of credit with a certificate of deposit in the amount of $114,000.

At September 30, 2007, we had cash on hand of $1,563,728, compared to $1,149,207 on December 31, 2006. We had restricted cash, in the form of a bank certificate of deposit, of $364,430 on September 30, 2007, compared to $352,584 on December 31, 2006. However, subsequent to September 30, 2007 our certificate of deposit is now equal to $114,000 as stated in the previous paragraph.

Inventories increased from $2,001,004 at December 31, 2006 to $2,130,524 at September 30, 2007 due primarily to the purchase of component parts for open power units.

Our accounts payable decreased from $498,316 on December 31, 2006 to $222,697 on September 30, 2007.

At September 30, 2007, we had current assets of $4,229,593 and stockholders’ equity of $4,561,792, compared to current assets of $3,776,052 and stockholders’ equity of $4,045,170, at December 31, 2006. Our aggregated net loss from inception is $11,302,409. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations and development of our technologies.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of September 30, 2007, we had an accumulated deficit of approximately $11.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue our operations. Efforts are ongoing to raise new capital. We have engaged an investment banking firm that is experienced in our sector, to assist in our efforts. Funding is needed to implement our business plans. As of November 9, 2007, we had cash of $1,059,588, accounts receivable of $196,283 and accounts payable of $90,323. If we are unable to raise sufficient funds, we would curtail expenditures for research and development including engine certification and engine development. With our existing capital, and projected sales revenue, we anticipate that we can fund our operations through February 2008 without additional capital. These timeframes will vary if events occur which negatively (or positively) affect our operations, including delays in anticipated sales. There can be no assurance that we will successfully raise additional capital in an amount sufficient to satisfy our requirements. Also, there are no assurances that additional capital will be available at terms acceptable to the company. These conditions raise substantial doubt about our ability to continue as a going concern.

Employees

As of September 30, 2007 we have 29 employees, 24 of whom are in Algona, Iowa, and five of whom are in Canada. Since September 30, 2007, four employees have either left the company or will be leaving the company to pursue other opportunities.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. We will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the principal executive officer), Theodore G. Hollinger, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. In addition, through our process of complying with Sarbanes Oxley, we have identified opportunities to improve internal controls in the quality inspection of our inventory components. Other than implementing process improvements for quality inspections and based upon our review and evaluation, these officers have concluded that our disclosure controls and procedures are effective, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal control and disclosure controls and procedures in accordance with Sarbanes Oxley 404 and have retained a consultant to assist with this process. Although this process is in the process of being formalized, we believe that the controls and procedures in place during the first, second and third quarters have allowed us to secure information required to be disclosed, within the time periods specified in the SEC’s rules for the preparation of this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we granted options to purchase 25,000 shares to employees and directors under the company’s 2005 Incentive Compensation Plan, all of which were granted with an exercise price of $1.34 - $1.40 per share. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007, which report is incorporated herein by reference.

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

None

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

____________________

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

HYDROGEN ENGINE CENTER, INC.

Date: November 14, 2007	By	/s/ Theodore G. Hollinger
Theodore G. Hollinger President and Chief Executive Officer

Date: November 14, 2007	By	/s/ Sandra Batt
Sandra Batt Chief Financial Officer