Form 10KSB
period 2007-12-31
HYDROGEN ENGINE CENTER, INC.
filed 2008-04-15
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-50542

HYDROGEN ENGINE CENTER, INC.
 (Name of small business issuer in its charter)

Nevada	82-0497807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2502 East Poplar Street, Algona, Iowa 50511
(Address of principal executive offices)

(515) 295-3178
(issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State issuer’s revenues for its most recent fiscal year.  $740,799

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of February 21, 2008, we had 9,967,077 shares held by persons not considered affiliates of the company. The closing price on that date was $0.48 for an aggregate market value of shares held by non-affiliates of $4,784.196.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☒ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 21, 2008
Common, par value $.001	27,590,164
Series B Preferred, par value $.001	1,932,846

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this annual report.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Hydrogen Engine Center, Inc., a Nevada corporation (the “company,” “HYEG,” “us,” “we,” or “our”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs. We offer technologies today that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plan is centered on a growing portfolio of intellectual property that we expect to play an increasing role in addressing the world’s energy needs as well as its environmental concerns. We expect future revenue generation from the sale of hydrogen or ammonia-fueled engines and gensets for dedicated uses, such as airport ground support and irrigation pumping. We are, for example, currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Our long-term plans include revenue generating opportunities from licensing fees and from the production and marketing, often in collaboration with others, of our technologies and products to a wider variety of end-users and manufacturers.

Our common stock trades on the OTC Bulletin Board under the symbol “HYEG.OB.”

Our Founder, Ted Hollinger, and Dr. Tapan Bose who was President of HEC Canada until his recent death, are recognized leaders in the development of technologies for the use of hydrogen as a fuel. Dr. Bose co-authored with Pierre Malbrunot, Hydrogen - facing the energy challenges of the 21st century, published 2007 by John Libbey Eurotext. A French version of the book was published in December 2006. The book is available for sale direct through the publisher—John Libbey Eurotext at: www.jle.com and at: www.amazon.com. Dr. Bose and Mr. Hollinger co-authored the chapter on hydrogen internal combustion engines in Hydrogen Technology: Mobile and Portable Applications (Green Energy and Technology), edited by Aline Léon and scheduled for publication in 2008 by Springer-Verlag Berlin Heidelberg. The book is available for pre-sale at: www.amazon.com.

Our primary objective is to become the undisputed leader in the development and deployment of low carbon and carbonless fueled energy solutions that are:

•	cost effective
•	sustainable and therefore capable of ushering in the carbonless fuel era
•	competitive with fossil fuel alternative
•	reliable
•	capable of exceeding customer expectations
•	market driven

We are currently focusing on the following market segments:

•	Distributed power generation via renewable power support
•	Power generation using clean-burning by-product gases such as hydrogen
•	Industrial applications for our engine controls and fuel distribution system

We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts and, as a result, delays in developing our intellectual property and completing the certification process for our engines. We are generating limited revenue through the sale of new and remanufactured engines as well as open power units using our high-quality, reliable remanufactured engines and new Oxx Power® engines. Revenue from these sources is helping to support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the intellectual property that we believe to be the core of the company’s future. With our limited resources, we have been able to:

•	Launch the Oxx Power® 4.9L engine line

•	Establish US and India based distribution
•	Establish a core line of power generation products
•	Hire the core staff of the organization
•	Create a brand presence
•	Establish the basis of our IP portfolio
•	Establish proof of concept projects throughout the world

Corporate History

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

On August 25, 2005, we incorporated Hydrogen Engine Centre (HEC) Canada, Inc., a Canadian corporation (“HEC Canada”). HEC Canada is located in Quebec and works with Universite Du Quebec at Trois-Rivieres on matters related to hydrogen research. HEC Canada was founded with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator systems. The actual development and assembly of our products is completed in the United States. The engine controller used to program the engines to run on alternative fuels and hydrogen is manufactured in small quantities at the Universite Du Quebec a Trois-Rivieres in Canada.

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

We have funded our operations from inception through December 31, 2007, through a series of financing transactions, including $7,126,964 gross proceeds from two private offerings of common stock (as described below), $3,022,500 in gross proceeds from the private offering of Series A Preferred Stock, $3,865,692 in gross proceeds from the private offering of Series B Preferred Stock and convertible loans in the amount of $557,051.

On October 11, 2005, we closed a private placement of our common stock (“First Private Offering”) at $1.00 per share. We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 13.38% of the 29,523,010 issued and outstanding shares of common stock (including 1,932,846 shares of Series B Preferred Stock convertible into 1,932,846 shares of common stock) as of February 21, 2008. We sold the shares in a private transaction and we relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

On October 2, 2006, we closed the sale of 930,000 shares of our Series A Preferred Stock at $3.25 per share, (the “Series A Preferred Offering”), for a total of $3,022,500. All of the shares of Series A Preferred Stock have been converted into 1,511,250 shares of common stock, which number represents 5.12% of the 29,523,010 issued and outstanding shares of common stock (including 1,932,846 shares of Series B Preferred Stock convertible into 1,932,846 shares of common stock as of February 21, 2008, subject to anti-dilution protection).

On October 15, 2006, we closed the sale of 978,009 shares of common stock in our Second Private Offering of common stock (“Second Private Offering”) at $3.25 per share for a total of $3,178,464 to 41 investors, which represents 3.31% of the 29,523,010 issued and outstanding shares of common stock (including 1,932,846 shares of Series B Preferred Stock convertible into 1,932,846 shares of common stock, as of February 21, 2008, subject to anti-dilutions protections).

On May 31, 2007 we closed the sale of 1,932,846 shares of our Series B Preferred Stock (the “Series B Offering”) at $2.00 per share for a total of $3,865,692 to 19 investors. Those shares are currently convertible into 1,932,846 shares of common stock. The outstanding shares of Series B Preferred Stock represent 6.55% of the 29,523,010 issued and outstanding shares of common stock (including 1,932,846 shares of Series B Preferred Stock convertible into 1,932,846 shares of common stock) as of February 21, 2008). If we were to sell shares of common stock prior to May 31, 2008, the conversion price for the Series B Preferred Stock would be adjusted to equal that lower price and additional shares of common stock would be issued upon conversion.

The shares in all of our private placements (the “Private Offerings”) were sold in reliance upon an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933. All of the shares in the Private Offerings, other than those held by affiliates of the company, are now freely tradable under Rule 144 of the Securities Act of 1933.

Principal Products and Markets

Our goal is to develop cost effective, market driven products and technologies that will provide clean-energy solutions to the world’s energy needs. We manufacture and market products under the brand name Oxx Power®. Oxx Power® engines and gensets are assembled and tested at our Algona, Iowa facility. Our Oxx Boxx™ engine controller, which is critical to our ability to offer clean energy solutions, was developed through HEC Canada in collaboration with the University of Quebec. We expect the airport ground support industry to offer a near-term opportunity for revenue generation.

Current Product Offerings

Our current product line includes:

•	4.9L, 6-cylinder Oxx Power® Engine
•	4.9L, 6 cylinder Oxx Power® Hydrogen engine
•	Oxx Power® Power Units
•	50kW Oxx Power® Hydrogen Genset
•	250kW 4 + 1™ Hydrogen Genset
•	Oxx Boxx™ Engine Controller

During 2006 we developed a prototype for a 2.4L, 3-cylinder engine; and a .8L, 1-cylinder engine for use on smaller applications. We are not actively pursuing production of these products because of our limited resources and the development time and expense needed to get them ready for the market place. We have also developed a prototype for a 1.6L, 2-cylinder Mini Oxx™ engine, which we expect to develop further for use with electrolyzers and small generator systems. As of April 4, 2008, we have built and shipped over 600 of our engines.

We are designing a variety of innovative products to deliver “cleaner power today” with spark-ignited, internal combustion engines and power generation systems. We believe market opportunities for our 4.9L, 6-cylinder Oxx Power® engines and Oxx Boxx™ controllers include green power generation with waste hydrogen, wind and solar. We believe market opportunities for our 1.6L, 2-cylinder Mini Oxx™ engines and Mini Oxx Boxx™ controllers include electrolyzers and small green power generation systems. Additional information regarding our products and intellectual property can be found below and in our discussion of “Intellectual Property.”

Commercial Applications of our Products
We believe that early commercial markets for our stationary power generation equipment will emerge in conjunction with the use of by-product hydrogen produced by chemical factories and waste treatment facilities. For example, the hydrogen produced as a by-product of the production of chlor-alkali can be captured and used in our gensets to generate electricity that can then be used in the manufacturing process. This concept is currently being tested by Grasim Industries in India using one of our hydrogen-fueled gensets in a chlor-alkali factory. Similar opportunities may exist in the waste processing industries, where hydrogen or other gas could be produced, and then recaptured as fuel. We expect to pursue this market opportunity with Startech Environmental Corporation.

We also believe that the airport ground support industry is a realistic near-term opportunity for our hydrogen fueled engines. Hydrogen-fueled engines could address environmental concerns at airports, and hydrogen delivery constraints could be minimized if the system is installed in a controlled environment such as an airport. Our Oxx Power® engines have been configured to conform to the same form, fit and function as engines currently in common use in certain ground support equipment, such as baggage tractors. Thus our engines can be used as replacement engines in most traditional ground support vehicles and can be maintained by existing personnel with minimal additional training. We are currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Such an opportunity could also allow us to achieve a safety certification for hydrogen usage at airports.

Our hydrogen powered products are generally sold to customers through business agreements, which are most often for power products that meet certain specifications. Income related to business agreements is recorded as a reduction in research and development expense. During 2007, we earned $192,713 from the sale of a 250kW 4+1 to Natural Resources Canada and we received $30,000 from the sale of a 50kW Oxx Power® hydrogen genset to Grasim Industries in India. All of our hydrogen products utilize our Oxx Boxx™ engine controller. We expect that our future revenue will come from the licensing and sale of our technologies as well as from the sale of hydrogen or ammonia-fueled engines and gensets for dedicated uses, such as airport ground support and irrigation pumping.

We are constantly seeking synergistic collaborations with others in the development and marketing of our technologies. In addition to our efforts related to the ground support industry, as discussed above, we have entered into a number of collaborative projects around the world for the purpose of developing, testing and promoting the use of the company’s technology. Some of those projects are discussed below.

•
We entered into a strategic alliance with Startech Environmental Corporation, a Connecticut based firm, on February 19, 2008. Startech designs and manufactures plasma conversion waste processing equipment. Startech believes that it can produce gas from its waste mitigation process that can be used to create power from both traditional and non-traditional power generation systems. We will supply Startech a single genset to integrate with its system in order to prove the concept. Assuming we have successful trials, we will work together to package and market a complete system.

•
In September 2007 we entered into a memorandum of understanding with New Delhi-based Belliss India Limited to sell, deploy, and service its engines and distributed generation equipment in India. We believe our new relationship with Belliss offers us the opportunity to establish broader sales penetration of carbonless energy products in India while allowing Belliss to expand its product and service scope.

•
In September 2007 we shipped our first ammonia-fueled power unit for testing purposes. The power unit, equipped with an Oxx Power® 4.9L engine outfitted with our proprietary controls and fuel delivery system, was shipped to TGP West in California. The engine is being tested to run primarily on anhydrous ammonia, with liquefied petroleum gas (LPG) as a catalyst fuel for this test. The clean power supplied by this unit is used to irrigate a walnut grove and provide water for a cattle ranch in the San Luis Obispo area. We believe ammonia could be the enabler to the hydrogen economy. There is an established manufacturing and distribution infrastructure in place around the world for anhydrous ammonia, which is the greatest carrier of hydrogen, at 17.6% hydrogen by weight. We are developing the means to operate engines effectively on this fuel, and intend to continue to further optimize the platform.

•
In August 2007 we received an order for two hydrogen-fueled, V-8 Oxx Power® engines in support of the International Centre for Hydrogen Energy Technology/UNIDO (United Nations Industrial Development Organization) hydrogen development program in Istanbul, Turkey which are expected to be integrated into the water taxi fleet in Istanbul, bringing emission-free fuel for taxis operating in that busy port. The engines to be delivered under this purchase order will be specially outfitted for marine use.

•
In January 2007, we shipped one of our 4+1™ 250 kW Oxx Power® generator systems to a demonstration site in Toronto as part of our contract to deliver the generator system to Natural Resources Canada (“NRCan”). The HEC Oxx Power® generator system was successfully tested in Canada for several months, generating power by burning non-polluting hydrogen fuel. The generator system is controlled by our Oxx Boxx™ technology developed by HEC Canada, whereby four engines run in parallel while one is always in reserve. This design maximizes both output and reliability, to become a key part of extending the use of both wind power and the power grid.

The unit has been returned to Iowa for additional work to allow it to be connected to the grid. We believe that this Oxx Power® 4+1™ system is highly scalable and can be an integral part of large-scale power generation systems. NRCan is seeking power generation solutions that are environmentally clean and economically viable. By integrating wind-based energy with our Oxx Power® generator system, NRCan, its project partners, and HEC plan to bring on-line a sustainable solution that extends the reach of wind energy, and reduces customers’ dependence on petroleum and gas burning technology. During slack wind conditions, hydrogen, which is produced by water electrolysis when the wind is blowing, will be used to fuel the 4+1™ power generation system, thereby extending the use of wind energy sources.

•	In December 2006 we delivered one 4.9L hydrogen-fueled engine to Hidrener - Hidrogen Enerji Sistemleri A.S. in Turkey. This order is part of a United Nations energy project in Turkey.

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

•
In August 2006, we received an order from Grasim Industries Limited for one 50 kW hydrogen engine together with a generator and control system. We shipped that system on March 30, 2007. Grasim Industries, a member of the Aditya Birla Group of Indian companies, owns and operates a number of chlor-alkali manufacturing factories. Our hydrogen engines and gensets are of particular interest to Grasim Industries because hydrogen is a waste product of the chlor-alkali manufacturing process. The company and Grasim have entered into a Memorandum of Understanding as a first step toward the goal of working together to develop and market a complete electrical generation system for the chlor-alkali manufacturing industry.

•
On May 15, 2006, we executed a statement of intent acknowledging our commitment to provide funding over a three-year period to support research by Propulsion Sciences Co. at the United States Merchant Marine Academy, relating to the use of ammonia emulsions in diesel fuels.

•
In April 2006, we received a purchase order from National Renewable Energy Lab and Xcel Energy Services Inc. for the purchase of one 50kW hydrogen fueled genset. This genset was delivered in December 2006 and is being tested in a wind farm setting in Colorado. The following internet link provides an animation where the overall process can be reviewed;

   http://www.nrel.gov/hydrogen/proj_wind_hydrogen_animation.html

We will need to certify our engines for emissions standards in order to sell engines to original equipment manufacturers for mobile off-road applications. These certification requirements apply to the distributed power generation market and in 2009 they will apply to the stand-by power generation market. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. We intend to have emission-certificated stationary 4.9L Oxx Power® engines available as soon as possible, subject in part to our ability to obtain the necessary financing. We expect the cost for certifying our 4.9L engine will be approximately $500,000. We expect to then follow with completing off-road mobile certification of the 4.9L engine in 2009, which is a more stringent and complex process.

Our efforts to create short-term revenue include the sale of engines in a variety of applications, power units and generator systems using our high-quality, reliable new Oxx Power® engines and remanufactured engines. Power units are a user-configurable system that allows for customization in the field. Distributors or end-user customers can install a variety of “power take off” devices including pumps, generators, compressors and more.

During 2007 we generated $740,799 in total sales, including $393,822 in revenue from the sale of products utilizing remanufactured Oxx Power® engines, $296,198 from the sale of products utilizing our new Oxx Power® engines, and $49,979 from the sale 4.9L engine parts. We expect this revenue to increase as we add additional distribution, and begin to penetrate the market with our products. The 2007 sales were primarily for use with traditional fuels.

Distributed Power Generation: Use of Integrated Gensets to Provide Renewable Power and Manage Power Loads

Distributed power is the decentralized generation of electricity. We use five of our 4.9L alternative-fueled engines to produce our 4+1™ 250kW generator set. The 4+1™ includes four engines running and generating power while the fifth engine is waiting in standby, should it be needed. This system combines all the switching technology on board to minimize installation effort and complexity. We expect to expand our product offerings and have shipped one 50 kW 4+1™ hydrogen generator set to Grasim Industries, Ltd. of India for purposes of generating electrical power from hydrogen produced as a by-product in its chlor-alkali manufacturing factories. We have also delivered one 50kW hydrogen fueled genset to National Renewable Energy Lab and Xcel Energy Services Inc. This genset is being tested in a wind farm setting in Colorado.

Our markets are for highly flexible generation systems that can run on several fuels, primarily hydrogen or by-product hydrogen. We realize, however, that the hydrogen economy is emerging slowly, and we fully intend to work with hybridized fuel solutions to give the end customer the most flexible system and the ability to usher in the carbonless fuel era. To differentiate our generator products, we believe we must create a system that is easily expandable and highly flexible with regard to fuel requirements. To facilitate this, we have redesigned the 4+1 platform, so that generators can be added, or removed, to make this a true N+1™ system. We expect the platform to also allow for affordable heat recapture from both coolant water and exhaust.

We expect our N+1™ system to serve markets where utility spinning reserves falls below 15-20%, and higher demand and peak demand charges are common. “Spinning reserves” are a reserved source of generation that can be turned up quickly, to accommodate unexpected surges in demand, or loss of generation or transmission. In California, for example the electrical “peak demand charges” are very high and California is the leader in emission reduction programs in the United States. Our Oxx Power® gensets operating on hydrogen are well within EPA/ARB specifications for extended run use in California and can offer a viable solution to controlling demand charges.

Electric utilities in California may double or triple the cost of electricity if a commercial customer exceeds a peak power consumption limit over a given time interval. Our gensets supply additional power and function in a “peak shaving” mode, cutting the peak power consumption and lowering demand charges. In addition, these units can provide full-time, reliable power independent of the electrical grid or centralized utilities.

HEC Canada’s sale of a 250 kW 4+1™ power generator or “genset” to Natural Resources Canada is a good illustration of the use of our products in distributed power generation. Natural Resources Canada, a governmental agency promoting the sustainable development and responsible use of Canada's mineral, energy, and forestry resources, intends to integrate this genset into a wind/hydrogen project on Ramea Island off the southern coast of Newfoundland, Canada. With the wind blowing, hydrogen and electric power will be generated from wind energy and under slack wind conditions hydrogen will be used to create electric power with our 4+1™ system. This reduces or eliminates the need to use fossil fuels to generate electric power when the wind is not blowing, thereby reducing operating costs and making wind projects of this kind environmentally clean. The use of hydrogen in wind projects smoothes out the peaks and valleys in wind energy production.

Our quotation level for 4+1™ and other hydrogen powered generator sets has been increasing. Further, we have now redesigned the 4+1™ platform to reflect a platform that can start with as few as one generator, and we believe we can add up to nine additional units. We have been referring to this system as the “n+1™” as shown in Figure 1.

Figure 1: n+1™ System

By-product Gas Power Generation Segment

There are a variety of industrial processes that result in the creation of a by-product gas that is combustible. Some are clean burning, and others are not. One such process that creates a relatively clean burning gas is the chlor-alkali process, whereby chlorine, and chlor-products are created. The by-product gas is hydrogen, which can be used for applications as diverse as hydrogenation of oils (soon to be eliminated in the US due to health concerns), the creation of hydrochloric acid, and synthesis of ammonia for example. Another use is the creation of electrical power from the by-product hydrogen.

We have a pilot program in place with Grasim Industries in India to field validate the use of our power generator and engine technology with the by-product hydrogen gas created in their chlor-alkali process for the purpose of reducing electrical utility demand. Our initial testing has been successful. We fully expect to move into scale power production at this facility, and others around the world. We believe this is a significant near term market segment that we can penetrate.

We have also entered into a strategic alliance with Startech Environmental Corporation, whereby our joint intent is to utilize the by-product hydrogen gas created during the Startech plasmification waste treatment process to create electricity, and thereby reduce operational costs for the end user of the system. We expect this to be a highly diversified and global opportunity for both firms.

Industrial Applications for our engine controller and fuel distribution system

Industrial engine applications include airport ground support vehicles, forklifts, wood chippers, irrigation pumping equipment, farm tractors and equipment, delivery vehicles, yard tractors, cranes, construction equipment, mining vehicles, and buses as well as an increasing number of “green” electric power projects. Long-term applications may include certain sectors of the industrial power market such as hybrid buses and boats, water generation and desalinization and large-scale power generation through the parallel operation of electric generators. In September 2007 we shipped our first ammonia-fueled power unit for testing purposes. The power unit was shipped to TGP West in California. The engine is being tested to run primarily on anhydrous ammonia, with liquefied petroleum gas (LPG) as a catalyst fuel for this test. The clean power supplied by this unit is used to irrigate a walnut grove and provide water for a cattle ranch in the San Luis Obispo area.

We believe that any application that currently uses gasoline-fueled industrial engines, and many applications that use diesel engines, are likely future users of our engines and/or controls. Any company which uses power equipment that is under strict emissions restrictions should be receptive to alternative-fueled engines. One important factor to the acceptance of these engines is cost. We feel that even in the early “life cycle” of production of the Oxx Power® engines, that we can be cost competitive. We expect, however, that there will be certain factors within these markets, such as government regulation, that could allow us to charge a premium price for our products. In the initial phase of the creation of market share, we plan to price our products competitively.

Distribution Methods for our Products and Services

We distribute our traditional engines through an existing network of industrial engine distributors. To date, we have distribution agreements with major distributors in this industrial engine network. Two of these distributors are in Canada. This gives us nearly coast-to-coast distribution capability in both the United States and Canada.

Sales of generator power sets (“gensets”) and many of our nontraditional engine products are made directly by the company. As we develop our products and intellectual property, we expect to add dealers and distributors to sell and support our products, both domestically and abroad. We are also constantly seeking synergistic collaborations with others in the development and marketing of our technologies. We have entered into a number of collaborative projects, some of which are described above.

Our distributors will not be able to offer our new engines for sale to original equipment manufacturers for mobile applications until the engines have passed U.S. Emissions Regulations which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. In 2008, certification will be necessary in order to sell engines for distributed power generation and any stationary engine that runs for more than 200 hours per year. In 2009, certification will be necessary for stand-by power generation markets. Until such time, stand-by and replacement engines, and engines that operate on non-polluting fuels like hydrogen, are not subject to the same requirements. We intend to have emission-certificated stationary 4.9L Oxx Power® engines available as soon as possible, subject in part to our ability to obtain the necessary financing. We expect the cost for certifying our 4.9L engine will be approximately $500,000. We expect to then follow with completing off-road mobile certification of the 4.9L engine in 2009, which is a more stringent and complex process. This testing procedure will be an expense of research and development.

We have also entered into a memorandum of understanding with New Delhi-based Belliss India Limited to sell, deploy, and service its engines and distributed generation equipment in India. We believe our new relationship with Belliss could offer the opportunity to establish broader sales penetration of carbonless energy products in India.

Competition
The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Although there are several companies developing and/or marketing hydrogen engines, we are not aware of any significant production of alternative fueled industrial engines as of this date. We believe that the companies targeting production of hydrogen-fueled engines are automotive engine builders, such as Ford, GM, Honda, and BMW. We further believe that those engines will initially be used for automobiles and then for industrial applications. The gasoline-fueled industrial engine market is also served by GM and Ford.

Other competitors and potential competitors include H2Car Co., Cummins/Westport, Daimler Chrysler, Mazda, and Caterpillar.. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities, however, we believe our size and flexibility is an asset in that we can respond rapidly to an emerging need.

Fuel cells may be perceived to be competition to our products, but we believe they are not at this time. Fuel cells cannot be currently manufactured in sufficient quantity to compete with hydrogen and other alternative fuel internal combustion engines. Also, fuel cells are more costly than the hydrogen internal combustion engines. However, the governments of the United States, Canada, Japan and certain European countries have provided significant funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry.

Our direct competition in the 4.9L new and remanufactured gasoline engine and power unit market comes from established engine remanufacturers and traditional engine manufacturers. Our remanufactured engines are built to company specifications and are dressed with sheet metal, dampers and water pumps. We believe we are currently the only source for parts for our Oxx Power® engines.

A major concern is that some competitors are likely to have considerably greater resources than we would have, thus potentially putting us at a disadvantage. We believe we can lessen that risk by exploiting our ability to react quickly to customer needs. Our larger competitors may not be able to act as quickly because of cumbersome internal processes and procedures.

Principal Suppliers

We out-source manufactured parts and bring them into our production facility as components ready for the assembly line. We then assemble all components to produce our products. We have experienced significant delays in obtaining some component parts from our suppliers, thus delaying sales of new 4.9L engines and open power units to our distributor network and delaying our ability to generate revenue. We are working to establish dual sources so in the event there are further significant delays or stoppage of shipments from one supplier, we have a secondary source.

Currently we purchase parts for our 4.9L new Oxx Power® and 4.9L remanufactured engines from several different industrial parts suppliers. The parts are sourced from destinations located all over the world, including China. Our new Oxx Power® engine blocks were sourced to a supplier in China. We have initially rejected most of the engine blocks received from that supplier. Under the Warranty and Replacement Terms dated March 22, 2007, the supplier has agreed to replace the rejected products. One sample block has been shipped to us and we are testing it to assure its quality. We are aggressively pursuing efforts to recover losses we have recognized because of these rejected products. We plan to visit the factory in China in April, 2008 to witness the production and participate in the inspection of the next shipment of Oxx Power® blocks. By actually being on-site we expect to assure that the product we will be receiving meets our specifications before the product is shipped. We have been sourcing internally and have also retained consultants to assist us with the procurement of parts from China. We are aggressively pursuing vendors who can deliver quality parts on time at reasonable prices.

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

Intellectual Property and Patent Protection

Hydrogen Engine Center is built on the vision of carbon-free energy independence through the development and commercialization of clean solutions for today’s energy needs. We are expanding our intellectual property portfolio and developing technologies to allow engines and gensets to generate and use clean power on demand, where needed. Some products and technologies are available today. We refer to our advanced engineering group responsible for the development of alternative fuel systems as the Oxx Works™. We are working to establish comprehensive intellectual property coverage in the United States and in the most relevant foreign markets in anticipation of commercialization opportunities.

Our patent portfolio is being methodically developed, to provide us with a long-term “position of strength” in negotiating license or cross-license agreements where necessary with competitors as well as with collaborators. We believe that our developing technologies have the potential to revolutionize our world by removing the political and environmental problems generated by our ever-increasing appetite for energy sources. As our founder Ted Hollinger is fond of saying, there is no shortage of energy. There is only a shortage of wisdom and creativity in the methods we use to harness the energy that is all around us.

We have a number of patents pending and a number of potential patents in the development stage. These patents relate to energy efficiency and the use of hydrogen, ammonia and other alternative fuels for the production of cleaner energy. We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution.

Our current patent filings are listed and briefly described below.

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

•
Material Neutral Process - A patent has been filed and is pending covering a method and apparatuses for the development of a self-sustaining and carbon-free power system. The system would utilize renewable electrical power created from wind, hydro or solar to power an electrolyzer creating hydrogen “H2”. The H2 would then be synthesized into anhydrous ammonia “NH3” by adding nitrogen from the air. The NH3 would then be stored in tanks and later used as fuel in Oxx Power® generators.

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

•
Dual Connecting Rod Piston - A patent has been filed and is pending covering a large displacement piston and connecting rod. The piston comprises a large bore piston and a plurality of connecting rods. A very large displacement engine is built using one piston with the plurality of connecting rods, wherein the one piston has the combined diameter of two pistons in a smaller bore engine. The connecting rods are spaced to operatively connect with a standard crankshaft style, where each connecting rod of the two smaller, standard pistons would connect to the crankshaft.

•
Indexed Segmented Crankshaft - A patent has been filed and is pending relating to the manufacture and assembly of a crankshaft for an internal combustion or diesel engine. The invention is comprised of a crankshaft that is made up of pieces or segments that are assembled together with the proper segment indexing to achieve a design that could not be achieved by casing or machining as a single component. Crankshafts are generally made by molding and designing to fit a specific engine and specific stroke. This design allows for changing the crankshaft design without having to make a new mold or undertake other associated steps.

•
Large Displacement Engine - A patent has been filed and is pending covering an engine block with a plurality of relatively large piston bores. The engine block is adapted for use of relatively large bore pistons, and preferably dual connecting rod pistons. Configured in this manner, the engine block has a relatively large displacement and is especially suited for use of low-btu fuels, more particularly hydrogen.

•
Laminated Internal Combustion Engine Design and Fabrication Technique - A patent has been filed and is pending covering an engine block for an internal combustion engine that is fabricated from laminated pieces of material instead of cast iron or cast aluminum. The advantages of this design are several. There is the flexibility of the design. Each lamination piece can be designed to complex three dimensional structures and/or passages. The lamination material itself can be changed to improve strength, thermal conductivity, reduce cost, or any other parameter that one might like to adjust. We believe this engine will have a manufacturing cost of half, or less, than the cost of a traditional cost engine. The laminated engine is illustrated in Figure 2.

•
Carbon Free Hydrogen and Ammonia Fueled Internal Combustion Engine - A patent has been filed and is pending covering a spark ignited internal combustion engine with a dual-fuel system and a special engine control system, including special software. The engine control system starts the engine on either H2 or on a combination of H2 and NH3 where in the latter case the percentage of H2 is adjusted to ensure proper starting. Once the engine is running, the engine control system adjusts the percentage of hydrogen needed for proper operation. The percentage of hydrogen can be from about 5% to 100%, while the percentage of ammonia can be from 0% to about 95%. NH3 provides greater power and requires less storage space and is therefore the preferred fuel. The preferred way to operate the engine is to start with a hydrogen rich mixture and slowly decrease the percentage of H2 until the minimum amount required for proper engine operation is achieved. This minimum will be determined by several factors. The most notable is the flame velocity. At higher engine speeds (rpms) greater amounts of hydrogen will be required.

•
Gaseous/Liquid and Ammonia Fueled Internal Combustion Engine - A patent has been filed and is pending covering a spark ignited internal combustion engine with a dual-fuel system and a special engine control system, including special software. The engine control system starts the engine with either 100% of a gaseous or liquid fuel (such as natural gas, gasoline or ethanol and referred to as “standard fuel”) or a combination of standard fuel and NH3. In the latter case, the percentage of standard fuel is adjusted to ensure proper starting. Once the engine is running, the engine control system adjusts the percentage of standard fuel needed for proper operation. The percentage of standard fuel can be from approximately 5% to 100%, while the percentage of ammonia can be from 0% to approximately 95%. NH3 produces no CO2 emissions and is therefore the preferred fuel. The preferred way to operate the engine is to start with a gaseous fuel rich mixture and slowly decrease the percentage of standard fuel until the minimum amount required for proper engine operation is achieved. This minimum will be determined by several factors. The most notable is the flame velocity. At higher engine speeds (rpms) greater amounts of standard fuel will be required.

We expect to file additional patents in the near future, all of which will be designed to enhance our ability to bring clean energy to the market place.

We also rely on trade secrets, common law trademark rights and trademark registrations. We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution. The current status of our federal trademarks is summarized below:

Mark	Status	Reg./Serial No.
TM: Energy In A Bottle	Allowed	77/015,544
TM: 4 + 1	Pending Filed on 2/6/2006	78/807,600
TM: HEC	Pending Filed on 4/5/2007	77/149,385
TM: Baby Oxx	Allowed	77/015,515
TM: No Carbon Design	Allowed	78/942,318
TM: OXX & Design	Registered	78/841,069
TM: OXX BOXX	Pending Filed on 3/27/2006	78/846,909
TM: OXX CART	Allowed	78/812,253
TM: OXX POWER	Registered:	78/537,731
TM: OXX WORKS	Allowed	78/807,587
TM: Part of the Solution	Allowed	77/036,246
TM: Tangible Technology	Pending Filed on 6/8/2007	77/201,544

Research and Development

We have spent a total of $3,250,503 on research and development activities with $1,370,151 being spent during calendar year 2007. As we are a development stage company, the costs of our research and development are not at this time borne directly by customers.

Hydrogen as a Fuel

Our system allows engines to run on a variety of fuels, including hydrogen. We believe that one of the key attributes of our technology is that a standard production internal combustion engine can be modified to achieve near-zero emissions. We have established a process for converting certain internal combustion engines to operate efficiently with hydrogen as a fuel. Our first engines were remanufactured 6-cylinder, 4.9L internal combustion engines, based in form on the engine formerly used in the Ford F-150 pickup and currently being used in airport ground support equipment vehicles, We believe that this conversion process could apply to nearly any internal combustion engine.

We have achieved near-zero NOx emissions when using hydrogen fuel in our engines. CO and CO2 are not present. The projected cost of a hydrogen internal combustion engine is as little as one-tenth the cost of a comparable fuel cell. A further advantage of a spark-ignited, hydrogen-fueled engine is that it can run on regular welding grade hydrogen, or on mixed gases such as natural gas and hydrogen, versus the ultra pure hydrogen typically required for fuel cells, or on mixed gases such as natural gas and hydrogen. When produced renewably it has the potential to eliminate carbon based emissions.

The hydrogen internal combustion engine has the benefit of being understood by experienced engine technicians with only a basic review of differences respective of this engine. It can then be serviced by these technicians using the tools they already possess. There is no need to change the transmission or any other part of the power train to use a hydrogen engine. Oil changes and other servicing are similar to gasoline engines with few exceptions. There is no need for a catalytic converter nor is there a danger from the exhaust fumes. Special spark plugs, engine tuning, engine control system and a crank case ventilation system are required, but they appear merely as transparent or additional items to the service technician.

When a hydrogen-fueled engine is installed it looks like a standard gasoline engine. There is no need to change motor mounts, radiator or any other part of the equipment infrastructure except the fuel storage and delivery system. We intend to assist the end-users in choosing the proper fueling system.

Possible near-term applications for alternative fuel and hydrogen engines include, but are not limited to, airport vehicles, forklifts, mining vehicles and buses, as well as green electric power generation. Long-term applications could include hybrid buses and boats, water generation and large-scale power generation through the parallel operation of electric generators.

Although hydrogen as an alternative fuel can be readily extracted from water, any hydrocarbon fuel or biomass, we believe that acceptance of hydrogen engines and securing a consistent and dependable supply of hydrogen will take time. We are cognizant of the fact that the hydrogen fuel infrastructure is not in place in the United States and that it could take a number of years before it is developed, therefore we expect to sell more gasoline, propane, natural gas and ethanol engines and power units than hydrogen-fueled engines in the near future.

We supply both new and rebuilt engines, as well as power units, that are capable of being fueled with traditional fuels such as gasoline and alternative fuels including hydrogen. Consequently, the end-user has the flexibility to convert a gasoline engine to ethanol, propane, natural gas or hydrogen in the future without having to replace the engine.

Issues Related to Government Approvals or Governmental Regulations

Our facilities are subject to health and safety regulations, building codes, and other regulations customary in any manufacturing enterprise in the United States.

Demand for alternative fuel technology abroad and in the United States could be influenced by numerous factors, such as the availability of affordable fossil fuels in troubled regions of the world, mandates by various government entities calling for the introduction of clean-energy alternative, and the long-term acceptance of the Kyoto Treaty.

Approximately 176 countries, including all industrialized countries other than the United States, have signed the Kyoto Protocol. We believe the Kyoto Protocol could have substantial impact on the company. This treaty requires many of the large industrialized nations of the world to reduce emissions of greenhouse gases. Any weakening of this treaty or its symbolic value could have a negative impact on the demand for our products.

As discussed below, we will also be affected by governmental regulations relating to environmental matters, specifically emission standards.

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

Beginning in July 2008, all large spark-ignited stationary engines will be required to meet more aggressive emissions standards adopted by the United States Environmental Protection Agency. The Environmental Protection Agency and the California Air Resources Board have both adopted and implemented regulations which govern the control of exhaust emissions from large spark-ignited (LSI) engines (engines greater than 25 HP). Both regulations came into effect on January 1, 2004 and require that engine manufacturers make available LSI emission-compliant engines so original equipment manufacturers (OEM) can comply with these regulations. The regulations, which specifically identify tailpipe emissions and apply to gasoline and liquid propane gas (LPG) powered engines, call for longer warranty periods to ensure long-term compliance with emissions standards and to protect the end-users.

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

A successful application is granted executive order numbers from both agencies. These numbers will identify specific engines as part of a certified engine family. The engine manufacturer will then be required to place an engine emission label on the engine that clearly identifies the engine. We need to comply with these regulations so that our customers who are manufacturers of equipment using our engines will also be in compliance. We expect to spend approximately $500,000 to have our 4.9L engine certified.

Employees

As of December 31, 2007, HEC Iowa had 20 employees, all of whom were full time. Commencing February 11, 2008, three employees decreased their work week to 24 hours. Commencing with the first pay period in March 2008, the four officers of HEC Iowa (Ted Hollinger, Don C. Vanderbrook, Sandy Batt and Mike Schiltz) deferred 50% of their salaries. These steps were taken to reduce costs and preserve our available cash. As of December 31, 2007, HEC Canada had four employees, two full-time and two part-time. Dr. Tapan Bose, president of HEC Canada, passed away on January 24, 2008, leaving three employees in Canada, one of whom is full time. We also have a contract with the Universite Du Quebec at Trois-Rivieres for the full-time services of an engineer. Our employees are not members of any union, and they have not entered into any collective bargaining agreements. We believe that our relationship with our employees is good.

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

HEC Iowa was incorporated on May 19, 2003, has a limited operating history, and has incurred net losses since inception. We incurred $5,372,721 of losses during the year ended December 31, 2007 and $12,505,678 of losses since inception. Prior to the merger of August 30, 2005, the company (then known as “Green Mt. Labs, Inc.”) had been inactive for several years. The potential for us to generate profits depends on many factors, including the following:

•	timely receipt of required financing which has to date been delayed beyond our initial expectations;

•	successful pursuit of our research and development efforts;

•	protection of our intellectual property;

•	quality and reliability of our products;

•	ability to attract and retain a qualified work force in a small town;

•	size and timing of future customer orders, milestone achievement, product delivery and customer acceptance;

•	success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	actions taken by competitors, including suppliers of traditional engines, hydrogen fuel cells and new product introductions and pricing changes;

•	reliability of our suppliers, which to date have been less reliable than we had expected;

•	reasonable costs of maintaining our facilities and our operations;

We cannot assure you we will achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

Additional financing to proceed with our anticipated business activities is required. There can be no assurance that financing will be available on terms beneficial to us, or at all.

In order to continue our operations, we have reduced expenses by reducing salaries and eliminating other expenses. We are pursuing bank financing and have retained an investment banking firm to assist us in obtaining additional financing. If we raise additional capital by selling equity or equity-linked securities, these securities will dilute the ownership percentage of our existing stockholders. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. Although we expect to offer securities of the company for sale during 2008, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.

If we raise additional capital by issuing equity securities, our existing stockholders' percentage ownership will be reduced which may cause them to experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technology, or to grant licenses on terms that are not favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

If we are not able to obtain the needed financing in a timely fashion, our ability to fulfill our business plans will be materially impaired.

There are substantial risks associated with the Standby Equity Distribution Agreement.

In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P., (the “Investor”) in April 2008. The terms of the SEDA are described below under “Liquidity and Capital Resources - Terms of the SEDA.”

The sale of shares pursuant to the SEDA will have a dilutive impact on our stockholders. We believe the Investor intends to promptly re-sell the shares we issue to them under the SEDA and that such re-sales could cause the market price of our common stock to decline significantly with Advances under the SEDA. To the extent of any such decline, any subsequent Advances would require us to issue a greater number of shares of common stock to the Investor in exchange for each dollar of the Advance. Under this circumstance our existing stockholders would experience greater dilution. The sale of our stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. Therefore, our ability to engage in a private placement will be limited during this time because of integration concerns. We have not decided how much of the commitment amount under the standby equity distribution agreement we will use. The fees we will have paid for the SEDA will be relatively expensive if only a small part of the facility is ever used.

Reliance on principal suppliers.

We contract the manufacture of many of the components for our Oxx Power® engines to third parties, mainly in the United States and China. In many cases, we do not have an alternative supplier. Although finding a suitable replacement is time-consuming and expensive, we continue our efforts to find suitable alternative sources in different regions. We have experienced problems receiving quality parts needed for production of our Oxx Power® engines. These problems have adversely affected our operations and our financials results. If these problems persist, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent on a small number of vendors to supply the components for our 4.9L engines. We have rejected most of the engine blocks received from our Chinese supplier. Based upon the Warranty and Replacement Terms agreement with the supplier, dated March 22, 2007, and visits to the factory in China, we expect that the supplier will replace the rejected products at no additional cost to us. One replacement block has been shipped to us and we are testing it to assure its quality. There is, however, no assurance that we will not incur additional unexpected costs or that the replacement blocks we may receive will meet our quality standards. Continued problems with suppliers may have a materially adverse effect on our operations.

Because our capital raising has been slower than anticipated we may be required to take additional actions to reduce our operating costs in the near future.

During 2008 we have undertaken actions to reduce our operating costs. The actions we have taken include a reduction in our workforce and the reduction of hours for some employees. We have also implemented the deferral of 50% of the salaries for the four officers of HEC Iowa. If we are not able to secure additional financing in the near future, we will be required to take additional steps to reduce costs. These reductions have an adverse impact on our ability to pursue our business plans and could have a materially adverse effect on our results of operation. We anticipate that some of the reductions (such as salary deferrals) will be temporary. There is no assurance that we will be successful in raising additional capital or that the disruption caused by these reductions will not have a permanent and material adverse effect on our operations.

We may be unable to hire the qualified employees we will need to pursue our business plans.

Because of our unmet needs for capital, we have been forced to reduce our workforce and have been unable to undertake efforts to recruit much-needed employees to assist with our engineering and marketing efforts. If we do receive sufficient capital, our history of financial losses may make it difficult to successfully recruit qualified people. Any inability on our part to do so will have a materially adverse effect on our product development, business, financial condition, and results of operations. As of December 31, 2007, we had a total of 24 employees, including 20 full-time employees in Iowa as well as two part-time and two full-time employees in Canada. As of March 10, 2008, we have a total of 20 employees, including 14 full-time and three part-time employees in Iowa, as well as two part-time and one full-time employees in Canada.

We may not be able to manage growth effectively, which could adversely affect our operations and financial performance.

If we were to receive sufficient capital to effect our business plans, the ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough products to meet customer demand, and other problems that could adversely affect our financial performance. We expect that our efforts to grow would place a significant strain on personnel, management systems, infrastructure, and other resources. Our management team is currently under considerable strain with the current level of our operations and our limited financial capacity. Our ability to manage future growth effectively will require us to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our operational, financial, and management controls and procedures. If we do not manage our growth effectively, our operations could be materially adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.

Our President and our Board of Directors are currently in the process of working with our Chief Financial Officer to complete the design and implementation of internal controls and disclosure controls, and procedures in accordance with Sarbanes Oxley 404. Based on management’s assessment of internal controls and the material weakness identified in our controls over the valuation and treatment of stock conversions, we have identified possible areas for improvement and plan to implement measures to ensure proper accounting treatment of future similar transactions.

Our future success depends on hiring, retaining and assimilating key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain key employees, including our founder, Ted Hollinger. We currently do not carry "key man" insurance on our executives; however, we are considering the purchase of such insurance. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may experience difficulty in recruiting experienced engineers, management personnel, and others who are interested in living and working in the Algona area.

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

We have experienced delays in the commencement of production, which could materially and adversely impact our sales and financial results and the ultimate acceptance of our products.

We have, to date, been unable to transition to full production in our new facility or to fully finance the development of our intellectual property. Delays have been caused by lack of funding and unforeseen quality control issues. The disruption resulting from these delays may have a materially adverse effect on results of operation.

Our products may contain design faults.

Though we believe it unlikely, the technologies we have developed and are developing, and the products we produce in our new facility, could contain undetected design faults despite our careful design and testing. We may not discover these faults or errors until after our customers have used a product. Any such faults or errors may cause delays in product introduction and shipments, require design modifications, or harm customer relationships, any of which could adversely affect our business and competitive position. We understand that customer service is an important part of our mission and we feel poised to address any issues that may arise. If we are unable to successfully address any such issues, our results of operation could be materially and adversely affected.

We cannot assure you that there will be an active trading market for our common stock.

Even though our common stock is quoted on the OTC Bulletin Board, shares that may be issued in a private offering are "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are therefore subject to certain limitations on the ability of holders to resell such shares. Restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration. Thus, holders of restricted shares of our common stock may be required to retain their shares for a long period of time.

Acceptance of hydrogen and ammonia as alternative fuels will affect our ability to achieve commercial application of our products and technologies.

Members of the public may be wary of hydrogen because hydrogen, as compared to other fuels, has the largest flammability limit (4% to 77% of hydrogen in air). This means that it takes very little hydrogen to start a fire. On the other hand, hydrogen is a light gas. As such, if there is a hydrogen leak, it will immediately diffuse into the surrounding air. People may be wary of ammonia because of its toxicity. With proper precaution, we believe that hydrogen and ammonia could be as safe as any other fuel. However, because neither hydrogen nor ammonia have been tested extensively as fuels in the market place, there can be no assurance that proper precautions will be taken, or that the costs of necessary precautions will be commercially reasonable. The main benefit of hydrogen or ammonia as a fuel is that it produces little or no pollution or greenhouse gases when it is used in an internal combustion engine. The development of a market for our technologies is dependent in part upon the development of a market for hydrogen and ammonia as fuels, which may be impacted by many factors, including:

•	consumer perception of the safety of hydrogen and ammonia and willingness to use engines powered by hydrogen or ammonia;

•	the cost competitiveness of hydrogen or ammonia as a fuel relative to other fuels;

•	the future availability of hydrogen or ammonia as a fuel;

•	adverse regulatory developments, including the adoption of onerous regulations regarding hydrogen, or ammonia, use or storage;

•	barriers to entry created by existing energy providers; and

•	the emergence of new competitive technologies and products.

Certain government regulations concerning electrical and hydrogen generation, delivery and storage of fuels and other related matters may negatively impact our business.

Our business is subject to and affected by federal, state, local, and foreign laws and regulations. These may include state and local ordinances relating to building codes, public safety, electrical and hydrogen production, delivery and refueling infrastructure, hydrogen storage, and related matters. The use of hydrogen inside a building will require architectural and engineering changes in the building to allow the hydrogen to be handled safely. We have received approval from the Iowa State Fire Marshall for limited use of hydrogen in the dynamometer room where we test our engines. Full occupancy was delayed subject to final inspection once new dynamometers, testing equipment, and sensors were installed. Similar delays could be experienced at other locations involving the use of hydrogen inside a building. As our engines and other new products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our business or our customers’ businesses. Any new regulation may increase costs and could reduce our potential to be profitable.

The industry in which we operate is highly competitive and such competition could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include H2Car Co., Cummins, Daimler Chrysler, General Motors, BMW, Mazda, and Caterpillar. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan, and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry. If we fail to address competitive developments quickly and effectively, we will not be able to grow.

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

Our long-term success depends upon our ability to develop and commercialize our intellectual property.

Our technologies are in the development stage. If we or our collaboration partners fail to complete the development and/or commercialize our technologies, we will not be able to generate significant revenues from the sale of licenses or from sales of our technologies. There is a risk that development and testing will demonstrate that our anticipated technologies are not suitable for commercialization, because they are inefficient, or too costly to manufacture, or because third party competitors market a more effective or more cost-effective product.

If we or our collaboration partners are unable to successfully develop and commercialize our technologies, we will not have a sufficient source of revenue.

Our ability to enter into successful collaborations cannot be assured.

A material component of our business strategy is to establish and maintain collaborative arrangements with third parties to co-develop our technologies and to commercialize products made using our technology. We also intend to establish collaborative relationships to obtain domestic or international sales, marketing and distribution capabilities.

The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Our partnering strategy entails many risks, including:

•	we may be unsuccessful in entering into or maintaining collaborative agreements for the co-development of our technologies or the commercialization of products incorporating our technology;

•	we may not be successful in applying our technology to or otherwise satisfying the needs of our collaborative partners;

•	our collaborators may not be successful in, or may not remain committed to, co-developing our technologies or commercializing products incorporating our technology;

•	our collaborators may seek to develop other proprietary alternatives;

•	our collaborators may not commit sufficient resources to incorporating our technology into their business;

•	our collaborators are not obligated to market or commercialize our technologies or products incorporating our technology, and they are not required to achieve any specific commercialization schedule;

•	our collaborative agreements may be terminated by our partners on short notice.

Furthermore, even if we do establish collaborative relationships, it may be difficult for us to maintain or perform under such collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory field results, a change in business strategy, or other reasons.  If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, development or commercialization efforts related to that collaboration could be delayed or terminated.  It may also become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator.  Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

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

Our distributors will be limited in their ability to offer and sell our engines until the engines have been certified to have passed U.S. Emissions Regulations, which are defined and enforced by the Environmental Protection Agency and California Air Resources Board. Engine certification is necessary for us to sell engines to original equipment manufacturers for mobile off-road applications and will also be necessary for distributed power generation applications in 2008 and stand-by power generation applications in 2009. To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing. We have been delayed in the certification process because of our inability to obtain the necessary financing.

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

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time, which could require us to restate some of our previously reported financial information. A restatement of previously reported financial information could cause our stock price to decline and could subject us to securities litigation. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" elsewhere in this annual report on Form 10-KSB.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time consuming. For example, in connection with being a public company, we are required to create several board committees, implement and disclose additional internal controls and procedures, retain a transfer agent and financial printer, adopt an insider trading policy, and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

Our amended certificate of incorporation authorizes the board of directors to issue up to 10 million shares of preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as the board may determine. The board of directors has designated 1,000,000 of the authorized preferred shares as the Series A Preferred Stock and 5,000,000 shares of the Series B Preferred Stock. Additional shares of preferred stock could be designated in the future. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of existing preferred stock and any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

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

We may experience losses due to inventory and building impairments.

Since inception we have written down inventory by $628,861 to reflect changes in our marketing efforts of our remanufactured engine inventory. If demand for our product decreases or current marketing efforts are unsuccessful, we may be forced to write down the inventory further to properly reflect the fair market value.

Since inception we have not been able to utilize the full capacity of our existing buildings. We could realize a loss due to the impairment of the value of one or more of our buildings if we are forced to sell them at less than recorded value.

ITEM 2. DESCRIPTION OF PROPERTY.

We commenced operations in a 12,000 square foot armory, built in approximately 1949. This building is located at 602 Fair Street in Algona, Iowa and was under lease from the Kossuth County Agricultural Association. This facility was adequate for our initial needs and continued to serve us as the research and testing facility until March 14, 2008, when an agreement was entered into to buy out the lease. The lease required monthly rental payments of $700 and was to expire in May 2008. The total buyout totaled approximately $2,100 which included reimbursement for utilities.

On June 27, 2005 we purchased Lots 3, 4, and 5 of the Dana Hollinger Industrial Park on Poplar Street in Algona, Iowa. The land was purchased from the Algona Area Economic Development Corporation using proceeds of a loan from that entity, the terms of which are described below. Construction of our 30,000 square foot manufacturing facility on this site was completed in March 2006 and production of the 4.9L remanufactured engine began in April 2006. Construction costs on the new manufacturing building totaled approximately $1.6 million. We have implemented an ‘engine cell’ production method in the new facility that we believe can speed production and reduce work-in-process inventory. Under this method, each engine cell is designed to match the assembly time of the next cell to eliminate inventory between cells, and minimize overall assembly time.

To reduce engine assembly contaminants introduced by forced-air heating, the new building has over five miles of PEX radiant heat pipe in the production floor. It also has a unique mono-roof design that allows planned building expansion without production line shut-down.

Late in December of 2005 we acquired an existing 30,000 square foot building shell located on Lot #1 of the Dana Hollinger Industrial Park in Algona, Iowa for a purchase price of $332,901. The building is located across the street from the new manufacturing building on Poplar Street. We have finished a portion of the building to provide office space. The building was only a shell when purchased and some interior construction was necessary to make the building useful to us. Construction costs on this building totaled approximately $547,000.

Our facilities are subject to mortgages in favor of Iowa State Bank in the amount of $561,304; Farmers State Bank for $594,246; Algona Area Economic Development Corporation in the amounts of approximately $146,124 and $105,000 and the City of Algona in the amount of $160,000. The mortgages to Algona Area Development Corporation include a subordination in favor of Iowa State Bank.

HEC Canada leases a small facility from the Universite Du Quebec at Trois-Rivieres for approximately US $912 per month.

We believe that all of our properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended December 31, 2007, the Board of Directors approved the following items for submission to our shareholders at the Annual Meeting of the Stockholders held at the Knights of Columbus Hall, 1501 Walnut Street, Algona, Iowa, 50511, on the 30th day of May, 2007, at 7:30 p.m. (CST):

1)
To elect four directors to hold office for the ensuing year and until their successors are elected and qualified. Theodore G. Hollinger, Thomas Trimble, Edward T. Berg and Philip G. Ruggieri were each elected to the Board of Directors at the annual meeting. Votes cast for and against each of them were as follows:

Theodore G. Hollinger:	For: 20,200,299	Withheld:	3,625
Thomas Trimble:	For: 20,197,299	Withheld:	6,625
Edward T. Berg:	For: 20,166,049	Withheld:	37,875
Philip G. Ruggieri:	For: 20,197,299	Withheld:	6,625

2)	To ratify the appointment of LWBJ, LLP as the company’s independent public accountants for 2006. The appointment was ratified as follows: For: 20,198,924 Against: 0 Abstain: 5,000.

Further information regarding our May 30, 2007 annual meeting can be found in our Definitive Proxy Statement filed with the Commission on May 1, 2007.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "HYEG.OB." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service.

The following table sets forth the high and low bid quotations for our common stock for the period from January 1, 2006 through December 31, 2007.

	High Bid	Low Bid
First Quarter ended March 31, 2006	$8.20	$5.00
Second Quarter ended June 30, 2006	23.25	6.50
Third Quarter ended September 30, 2006	14.10	3.10
Fourth Quarter ended December 31, 2006	3.60	2.30
First Quarter ended March 31, 2007	3.55	2.50
Second Quarter ended June 30, 2007	3.08	1.35
Third Quarter ended September 30, 2007	1.75	0.95
Fourth Quarter ended December 31, 2007	1.85	0.65

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of February 21, 2008, there were 241 holders of record of the company’s common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent. This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

    As of February 21, 2008, we had 27,590,164 shares of common stock issued and outstanding. Of the total outstanding shares, all may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. Of these shares we have identified 17,623,087 shares as being held by affiliates.

In addition to the above, we have 1,932,846 shares of Series B Preferred Stock issued and outstanding. As of February 21, 2008 those shares are convertible into 1,932,846 shares of common stock.

Under Rule 144 as currently in effect, a person who is not an affiliate (and has not been an affiliate for the preceding three months) of an issuer that has met reporting requirements for at least 90 days, may resell the securities after a six-month holding period. If the issuer has not filed all required reports for at least twelve months prior to the sale (or for a shorter period if the issuer has been subject to reporting requirements for less than twelve months), the holding period is extended to one year.

If the issuer has met reporting requirements for at least 90 days and has filed all required reports for at least twelve months prior to the sale (or for a shorter period if the issuer has been subject to reporting requirements for less than twelve months), an affiliate can resale securities after the expiration six months, subject to certain other conditions:

•	The number of securities to be resold must fall within specified volume limitations;
•	The resale must comply with the revised "manner of sale" conditions; and
•	The seller may be required to file a Form 144 reporting the sale (or proposed sale), subject to the new reporting threshold.

A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least one year would be entitled to sell such shares without regard to the reporting status of the issuer.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans as of December 31, 2007

We have granted employees and directors options under our incentive compensation plan to purchase 288,000 shares of our common stock at $1.00 per share, options to purchase 403,250 shares at $1.34 per share, and 356,000 shares of restricted stock (92,000 of which remain subject to forfeiture). We have granted consultants options under our incentive compensation plan to purchase 201,666 shares of our common stock at $1.00 per share and 5,000 shares of restricted stock. The above numbers include shares issued upon exercise of options to purchase a total of 8,000 shares at $1.00 per share. These numbers do not include options to purchase 406,084 shares that have been cancelled, or 65,000 shares of restricted stock that have been forfeited, because of termination of service.

    Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R. As prescribed in SFAS No. 123R, “Share-Based Payment,” we elected to use the ‘‘modified prospective method.” Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered, beginning January 1, 2006. Prior to January 1, 2006, we applied the intrinsic method as provided in Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 107 providing supplemental implementation guidance for SFAS 123R. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We record restricted stock awards at the fair value at the date of the grant and amortize the expense over the vesting period as services are performed.

The following table provides information as of December 31, 2007.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	892,916	[1]	$1.16	746,084	[3]
Equity compensation plans not approved by security holders	782,871	[2]	$2.13	—
Total	1,675,787		$1.61	746,084	[3]

1.
Options issued under the company’s 2005 Incentive Compensation Plan to purchase 892,916 shares, including employee/director options for 691,250 shares and consultant options for 201,666 shares, less options to purchase 8,000 shares that have been exercised. This does not include 361,000 shares of restricted stock issued under the company’s 2005 Incentive Compensation Plan, 92,000 of which remain subject to forfeiture as of December 31, 2007.

2.
782,871 shares of common stock underlying warrants, 69,640 of which were issued in the First Private Offering, 134,346 of which were issued in the Second Private Offering, 120,900 of which were issued in the Series A Preferred Offering, 57,985 of which were issued in the Series B Preferred Offering, 375,000 of which were issued to settle a vendor dispute and 25,000 of which were issued for the purchase of inventory.

3.	This amount equals the number of shares remaining to be issued under the company’s 2005 Incentive Compensation Plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

Hydrogen Engine Center, Inc. (“HEC” or the “company”) is in the business of offering tangible technologies that produce clean energy solutions designed to lessen America’s dependence on carbon-based foreign fuels. We currently offer technologies that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plans are centered on a growing portfolio of intellectual property that we expect to play an increasing role in addressing the world’s energy needs as well as it environmental concerns.

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

The accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the consolidated statements of operations, consolidated statement of stockholders equity, and the consolidated statements of cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (May 19, 2003) to December 31, 2007 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

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

We have funded our operations from inception through December 31, 2007, through a series of financing transactions, including the convertible loans and the Private Offerings described above. In April 2008 we entered into a Standby Equity Distribution Agreement (the “SEDA”), which provides us the opportunity to access additional capital in the maximum amount of $4 million, subject to our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA. We expect to access up to $350,000 of this capital during July 2008. We view the SEDA as a financial safety net and we do not intend to access the full amount that may become available to us. See “Liquidity and Capital Resources - Terms of the SEDA” below.

We did not receive the amount of capital we anticipated receiving from investors during the fourth quarter of 2007. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Although our long-term vision has not changed, these factors have caused us to focus our immediate efforts to generating revenue through the sale of open power units and generator systems using our high-quality, reliable remanufactured engines. We anticipate that revenue from these sources will help support our continuing operations, assist with funding for our research and development efforts, and make it possible for us to introduce the products that we believe to be the core of our future.

Results of Operations

A summary statement of our operations, for the years ended December 31, 2007 and 2006 and for the period from inception through December 31, 2007 follows:

	2007	2006	From Inception (May 19, 2003) to December 31, 2007
Revenues	$740,799	$278,344	$1,062,703
Cost of Sales	644,517	253,723	921,784
Gross Profit	96,282	24,621	140,919

Operating Expenses	5,362,168	5,721,513	12,462,470
(Loss) from Operations	(5,265,886)	(5,696,892)	(12,321,551)

Other Income (Expense)	(106,835)	(55,377)	(184,127)
Net Loss	$(5,372,721)	$(5,752,269)	$(12,505,678)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	(1,889,063)	-	$(1,889,063)

Net Loss Available to Common Stockholders	$(7,261,784)	$(5,752,269)	$(14,394,741)

Historical information for periods prior to the Merger is that of HEC Iowa.

We continue to operate as a development stage company. We are still developing our alternative-fueled internal combustion engines and related products and have not realized significant revenues to date. As a development stage company we are engaging in the research and development of our products, we continue to foster relationships with vendors and customers and we are in the process of raising additional capital to support our business plan.

Revenues

Revenues in 2007 totaled $740,799, an increase of 166% compared to revenues of $278,344 in 2006. Revenues in 2007 resulted from the sale of our 4.9L remanufactured engines and power units, revenues from the sale of our new 4.9L Oxx Power® engines and Oxx Power® units and the sale of 4.9L engine replacement parts. From inception to date we have realized revenues of $1,062,703.

We also derive income through business agreements for the development and/or commercialization of our hydrogen and ammonia products, which are not reflected in our revenue. We record income related to business agreements as a reduction in research and development expense. The expenses we incur are recorded as research and development costs. In 2007, we received project reimbursements of $222,713 from business agreements we entered into with Natural Resources Canada, for a 4+1 hydrogen generator set and Grasim Industries, Ltd. of India for a 50kW hydrogen generator set. In 2006, we realized $51,200 from the delivery of one hydrogen powered 4.9L engine to Hidrener Hidrogen Enerji Sistemleri, Turkey and the delivery of one 50kW hydrogen generator set to Xcel Energy Services, Inc., Colorado.

Cost of Sales and Gross Profit

We realized gross profit on our revenues of approximately 13% in 2007 and approximately 9% in 2006. We expect to continue to realize gross profit margins in this range as long as our primary sales are composed of traditional fueled engines. We expect our gross profit margins to increase as we increase our alternative fuel sales.

Operating Expenses

Our sales and marketing expenses for the years ended 2007 and 2006 are $219,875 and $859,587, respectively and the total expense from inception to date (May 19, 2003) is $1,201,036. We are in the process of accelerating our efforts toward full commencement of operations, which we expect will take place in late 2008 or early 2009. We continue our search for technically qualified sales personnel which we feel is a key element in the success of our company. We expect to be more involved in the distributed generation market because of the tightening of governmentally imposed emission standards. We also plan to aggressively market our products in 2008 and expect that our sales and marketing expense will increase significantly as we pursue national and international sales opportunities.

General and administrative expenses decreased from $3,007,139 for the year ended December 31, 2006 to $2,790,255 for the year ended December 31, 2007. General and administrative expenses from inception (May 19, 2003) through December 31, 2007 were $6,471,408. Our general and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs such as investor relations, accounting and legal fees.

Our general and administrative expenses also include overhead and direct production expense related to pre-production costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production, personnel, purchasing costs and costs associated with production ramp up. Total pre-production expenses included in general and administrative expense for the years ended December 31, 2007 and 2006 respectively, are $621,718 and $721,716. Pre-production expense from inception (May 19, 2003) through December 31, 2007 totaled $1,343,434. We expect administrative costs to decrease in 2008, as we begin to align these expenses with our revenues.

We view our stock based compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized $499,542 in stock option expense for employees and directors in the year ended December 31, 2007 and $724,209 in stock option and restricted stock expense for the year ended December 31, 2006. Total stock option compensation for employees and directors from inception (May 19, 2003) through December 31, 2007 was $1,374,419. Stock option expense is allocated among sales and marketing expense, general and administrative expense and research and development expense.

Since inception (May 19, 2003), we have accrued approximately $26,000 in accrued property taxes and approximately $35,000 in accrued program costs related to forgivable loans and grants from state and local government sponsored programs. These expenses have also been recorded as general and administrative expenses. Expenses related to forgivable loans and grants will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs related to research and development were $1,370,151 and $1,297,151 for the years ended December 31, 2007 and 2006, respectively. Total expense for research and development expense from inception (May 19, 2003) to December 31, 2007 is $3,250,503. Management believes that, assuming receipt of additional capital, research and development expenses will increase significantly during 2008. Research and development costs for 2008 will include the cost of engine certification along with the cost of additional engine and generator development.

During the years ended December 31, 2007 and 2006, respectively, we recorded an expense of $448,011 and $129,489 to settle a dispute with a vendor who was supplying us with engine parts. The settlement payment was made by issuing 375,000 warrants with a three year term and an exercise price of $2.00. The fair value of the warrants was calculated using the Black Scholes Option pricing formula.

In an effort to sell our remanufactured engine inventory, so that we can focus on the sale of our new Oxx Power® engines and generator sets, we recorded a decline in the market value of our inventory. The inventory write-downs were necessary so that we could bring the selling price of our engines in line with other engine remanufacturers. We recorded a decline in the market value of our inventory, net of recoveries of $200,714 for the year ended December 31, 2007 and $428,147 for the year ended December 31, 2006. The total decline in market value of inventory, net of recoveries is $628,861 from inception (May 19, 2003) to December 31, 2007. We are in the process of selling our entire remanufactured engine inventory

For the year ended December 31, 2007, we established an inventory allowance account in the amount of $333,162 for substandard inventory received from a supplier located in China. The inventory is covered under warranty. In 2007, the supplier relocated to a new facility and purchased new machinery. The relocation efforts have taken longer than we expected and the supplier has been unable to deliver the warranted inventory. The supplier has assured us that he will deliver the warranted inventory, within our product specifications. On March 10, 2008, we received sample inventory from this supplier and upon visual inspection, the inventory appears to meet our specifications. This development is encouraging as we continue our efforts to recover the warranted inventory.

Loss from Operations

We recorded a net loss of $5,372,721 for the year ending December 31, 2007 compared to a net loss of $5,752,269 for the year ended December 31, 2006. We recorded net losses totaling $12,505,678 from inception (May 19, 2003) through December 31, 2007. We expect to continue to operate at a net loss during 2008.

During the twelve months ended December 31, 2007 we accreted a beneficial conversion dividend to the Series A stockholders of $1,889,063, resulting in a net loss to common stockholders of $7,261,784. We recorded net losses attributable to common stockholders totaling $14,394,741 from inception (May 19, 2003) through December 31, 2007. We did not record any dividends during the twelve months ended December 31, 2006.

Other Income (Expense)

We had total interest income for the year ended December 31, 2007 of $73,057 as compared to interest income received for the year ended December 31, 2006 of $58,972. We realized interest income from inception (May 19, 2003) to December 31, 2007 of $164,052.

Interest expense for the year ended December 31, 2007 was $173,158 and $114,349 for the year ended December 31, 2006. Our interest expense from inception (May 19, 2003) to December 31, 2007 totaled $341,445. We accrue interest expense related to forgivable loans and grants from state and local government sponsored programs. From inception (May 19, 2003) through December 31, 2007 we have accrued approximately $123,000 in accrued interest expense related to our forgivable loans and grants and will continue to accrue these expenses until we meet certain criteria for job creation. If we can comply with the job creation criteria, these amounts would be recorded, at the time of forgiveness, as other income.

During the year ended December 31, 2007 we realized a loss from the sale of assets of $6,734. We did not sell any assets during the year ended December 31, 2006.

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

Inventories

Our inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost or market. Certain inventory items have been written down to the estimated sales price.

Warranty Reserve

We record a warranty reserve at the time products are sold or at the time revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. Due to a lack of actual warranty history to use as a basis for our reserve estimate, it is possible that actual claims may vary significantly from the estimated amounts.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Stock-based Compensation

We consider certain accounting policies related to stock-based compensation to be critical to our business operations and the understanding of our results of operations. See Note 1 of Notes to Consolidated Financial Statements for additional information about stock-based compensation.

Liquidity and Capital Resources

Operating Budget and Financing of Operations

With current cash and cash flow generated from operations we believe that we will have sufficient cash to cover operations through June, 2008. On March 24, 2008 we secured a loan from a local bank in the amount of $250,000. We have entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P. (the “Investor”), which provides us the opportunity to access additional capital in the maximum amount of $4 million in increments not to exceed $350,000 each. We will have access to these funds over a two-year period beginning on the date on which the SEC first declares effective a registration statement registering the resale of our shares by the Investor. We plan to access the SEDA funds in July and will only access the SEDA funds thereafter to the extent necessary.

In addition to the above, we expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports during the first half of 2008 and we continue to engage in discussions to secure a strategic banking relationship. We believe that the combination of these opportunities and potentials can provide needed cash flow to the company throughout 2008.

The following table depicts cash flow information for the years ended December 31, 2007 and 2006 and from inception (May 19, 2003) to December 31, 2007:

			From Inception
	Year ended December 31,		(May 19, 2003) to
	2007	2006	December 31, 2007
Net cash used in operating activities	$(4,067,546)	$(6,136,676)	$(11,168,312)
Net cash provided by (used in) investing activities	89,393	(1,841,333)	(3,091,336)
Net cash provided by financing activities	3,536,428	6,787,980	14,976,349

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of December 31, 2007, we had an accumulated deficit of approximately $14.4 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors, and stockholders. Continuing our operations is dependent upon obtaining further financing. Although we expect to access necessary funds through the SEDA, there can be no assurance that we will successfully complete the registration required under the agreement, or that amounts accessed would be sufficient to satisfy our capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. We had approximately $236,231 in cash, $104,635 in trade receivables and $69,420 in trade payables at March 28, 2008. If we are unable to raise additional funds through the SEDA, we anticipate that our existing capital will fund operations through June 2008. These timeframes will vary either positively or negatively based on subsequent events.

Terms of the SEDA

The SEDA provides us the opportunity, for a two-year period beginning on the date on which the SEC first declares effective a registration statement registering the resale of our shares by the Investor, to sell shares of our common stock to the Investor for a total purchase price of up to $4 million. For each share of common stock purchased under the SEDA, the Investor will pay 93% of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA). Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date. The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice Date. See Exhibit 10.3.

We have paid $15,000 to the Investor as a Structuring and Due Diligence Fee and are obligated to issue $160,000 worth of stock at the earlier of the date of effectiveness of the Registration Statement or 60 days from the Closing Date as a Commitment Fee under the SEDA. We are obligated to pay a monthly monitoring fee of $3,333 during the term of the agreement. We are also obligated to pay 7% of the gross proceeds of each draw and issue warrants covering shares of common stock equal to 5% of each draw under an existing investment banking relationship.  We may terminate the SEDA upon 15 trading days of prior notice to the Investor, as long as there are no Advances outstanding and we have paid to the Investor all amount then due.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of our shares in the SEDA pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder. The transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer and the Investor has access to information about the Company and its investment.

Cash Flow From Operations

Net cash used in operating activities decreased approximately $2 million during the year ended December 31, 2007 compared to the same period in 2006. The decrease is primarily the result of a decrease in inventory purchasing activity and efforts to reduce our operating expenses. From inception (May 19, 2003) through December 31, 2007 we have used $11,168,312 to fund our operating activities.

At December 31, 2007 we had cash on hand of $713,289 compared to cash on hand of $1,149,207 at December 31, 2006, compared to $2,346,248 at December 31, 2005, $19,808 at December 31, 2004, and $49,857 as of December 31, 2003.

Cash Flow Used in Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2007 was approximately $1.9 million compared to the year ended December 31, 2006. The decrease is a direct result of a decrease in purchases of property and equipment. We have used approximately $3 million for the purchase of property and equipment since inception (May 19, 2003) through December 31, 2007.

Cash Flow From Financing Activities

Cash flow from financing activities decreased approximately $3.3 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. We borrowed approximately $723,000 less and made payments on debt of approximately $292,000 more during 2007, as compared to the same time period in 2006. During the year ended December 31, 2007 we raised approximately $2.2 million dollars less with private placements than we did during the year ended December 31, 2006.

Cash from our financing activities from inception to date (May 19, 2003) came from various financing transactions:

During the year ended December 31, 2007, we renewed our note with Iowa State Bank, Algona, Iowa, in the principal amount of $561,304 and we renewed our note with Farmers State Bank in the principal amount of $591,956. In addition, on February 21, 2007, we obtained a line of credit with Bank of America in the amount of $250, 000 and repaid the line on October 3, 2007 and on December 27, 2007, we obtained short term financing from First Insurance Funding Group for $33,374. During the year ended December 31, 2006, we received short term bank financing of $906,046.

From inception (May 19, 2003) through December 31, 2006 we received proceeds from long-term debt in the amount of $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund, and convertible loans in the amount of $572,052. We did not receive any proceeds from long-term debt financing during the year ended December 31, 2007.

During the year ended December 31, 2007, we raised $3,595,095, net of expenses from the sale of Series B preferred stock in a private placement. During the year ended December 31, 2006, we received $2,779,813 in proceeds, net of expenses from the private offering of our Series A Preferred Stock and we received $3,044,119 in proceeds, net of expenses from our Second Private Offering of common stock. During the year ended December 31, 2005, we received $3,594,889 in proceeds, net of expenses from the First Private Offering of our common stock.

At December 31, 2007 we had total assets of $5,985,477 and stockholders equity of $3,381,158 compared to total assets of $7,050,239 and stockholders’ equity of $4,045,170 in 2006. At December 31, 2005, we had total assets of $4,822,022 and stockholders’ equity of $3,204,533 compared to total assets of $186,438 and total stockholders' deficit of $118,766 at December 31, 2004, and total assets of $128,934 and total stockholders' equity of $34,523 at December 31, 2003.

Plan of Operation

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase significantly only if we obtain sufficient capital to expand our operations. Until such time, we intend to curtail our operations and decrease our monthly expenditures.

We expect to continue our efforts to raise additional capital resources during 2008. We anticipate that increased sales of our products could commence for calendar year 2008, subject to timely receipt of quality parts from suppliers and receipt of anticipated purchase orders, which may add to cash reserves. We are currently exploring a variety of opportunities to obtain additional capital. There is no assurance that we will be able to raise the necessary capital or that the capital, if available, will be available on terms that will be acceptable to us.

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

We believe that the manufacture and sale of our current Oxx Power® engines, open power units and gensets are merely the first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Although our long-term vision has not changed, these factors have caused us to delay our efforts to commercialize our intellectual property. However, we anticipate that revenue from these sources will continue to help support our continuing operations and assist with funding for our research and development efforts.

Our basic business plan is based upon the development of our intellectual property and the commercialization of our technologies. We currently have nine patents pending and expect to file several more during the next several months.

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

We do not anticipate expanding our manufacturing facilities in 2008. We anticipate our capital expenditures for 2008 will be approximately $500,000, subject to sufficient capital from anticipated financing.

We believe we will have expenditures of approximately $500,000 in 2008 to certify the 4.9L engine. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $1 million (including this certification process) in 2008, subject to sufficient capital from anticipated financing.

Grants and Government Programs

On July 7, 2005, we were notified by the Iowa Department of Economic Development the following funding assistance:

• Community Economic Betterment Account (“CEBA”) Forgivable Loan	$250,000
• Physical Infrastructure Assistance Program (PIAP) Forgivable Loan	$150,000
• Enterprise Zone (“EZ”) (estimated value)	$142,715

These awards were provided to assist us in the acquisition of machinery and equipment for our new 30,000 square foot manufacturing building. As a result, we agreed to make an investment of $1,543,316 in our Algona location and create 49 full-time equivalent positions. This agreement was amended September 28, 2006 to include both facilities on our production site and amends the job creation requirement to 59 full-time equivalent positions. More information regarding these forgivable loans can be found in Note 4 to the Consolidated Financial Statements.

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

In order to receive these benefits, we must create 59 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. We must also pay an average median wage for of $23.89 per hour and pay 80% of our employees’ medical and dental insurance. Within three years of the effective date of the agreement, we must also make a capital investment of at least $1,329,716 within the Enterprise Zone. If we do not meet these requirements, we may have to repay all or a portion of the incentives and assistance we have received.

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

Employees

We currently have 20 employees, 17 of which are in Algona, Iowa and 3 of which are in Canada. We anticipate that we will create 5-10 additional new jobs in 2008 subject to receipt of sufficient capital from anticipated financing.

Net Operating Loss

We have accumulated approximately $9,590,000 of net operating loss and approximately $120,000 in research and development credit carryforwards as of December 31, 2007, which may be offset against taxable income and income taxes in future years. In addition, we have accumulated a foreign net operating loss carryforward of approximately $860,000. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards will begin to expire in the year 2018. The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the company all enter into the annual computation of allowable annual utilization of the carryforwards.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2007 and 2006	44

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	46

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	49

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hydrogen Engine Center, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2007 and 2006, and the related statements of operations, stockholder's equity (deficit) and comprehensive loss, and cash flows for the years then ended and the period from May 19, 2003 (inception date) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, and for the period from May 19, 2003 (inception date) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Hydrogen Engine Center, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the Annual Report included in From 10KSB and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and is dependent on generating revenue, reducing costs and obtaining substantial additional capital which creates substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ LWBJ, LLP
LWBJ, LLP
West Des Moines, Iowa April 15, 2008

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$713,289	$1,149,207
Restricted cash	115,157	352,584
Accounts receivable	134,237	203,375
Inventories	1,655,359	2,001,004
Prepaid expenses	89,901	69,882
Total current assets	2,707,943	3,776,052

Property, Plant and Equipment
Leasehold improvements	-	17,156
Building	2,271,209	2,150,322
Equipment	908,999	757,217
Land and improvements	472,504	467,188
Construction in progress	-	64,744
	3,652,712	3,456,627
Less accumulated depreciation	375,178	182,440
Net property and equipment	3,277,534	3,274,187

Total Assets	$5,985,477	$7,050,239

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
LIABILITIES AND EQUITY
Current Liabilities
Notes payable, banks	$594,677	$568,693
Current portion long-term debt	30,350	48,289
Current installments of obligation under capital lease	45,247	8,084
Accounts payable	146,585	498,316
Accrued expenses	207,328	175,935
Accrued interest	129,965	98,045
Unearned project reimbursements	-	102,972
Unearned grants	30,977	66,663
Accrued purchase commitment losses	-	26,458
Total current liabilities	1,185,129	1,593,455

Long-term debt, net of current maturities	1,338,235	1,369,339
Obligation under capital lease, excluding current installments	80,955	42,275
	1,419,190	1,411,614
Total liabilities	2,604,319	3,005,069

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 10,000,000 shares authorized, -0- and 930,000 shares issued and outstanding, respectively	-	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, 1,932,846 and -0- shares issued and outstanding, respectively	1,933	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,590,164 and 26,143,914 shares issued and outstanding, respectively	27,590	26,144
Additional paid-in capital	17,749,788	11,160,272
Accumulated other comprehensive loss - foreign currency	(3,412)	(9,219)
Deficit accumulated during the development stage	(14,394,741)	(7,132,957)
Total stockholders' equity	3,381,158	4,045,170

Total Liabilities and Stockholders’ Equity	$5,985,477	$7,050,239

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Operations

			From Inception
	Year Ended	Year Ended	(May 19, 2003) to
	December 31, 2007	December 31, 2006	December 31, 2007
Sales	$740,799	$278,344	$1,062,703

Cost of Sales	644,517	253,723	921,784

Gross Profit	96,282	24,621	140,919

Operating Expenses
Sales and marketing	219,875	859,587	1,201,036
General and administrative	2,790,255	3,007,139	6,471,408
Research and development	1,370,151	1,297,151	3,250,503
Losses related to inventory	981,887	557,636	1,539,523

	5,362,168	5,721,513	12,462,470

Operating Loss	(5,265,886)	(5,696,892)	(12,321,551)

Other Income (Expense)
Interest income	73,057	58,972	164,052
Interest expense	(173,158)	(114,349)	(341,445)
Loss on sale of asset	(6,734)	-	(6,734)
	(106,835)	(55,377)	(184,127)

Net Loss	$(5,372,721)	$(5,752,269)	$(12,505,678)

Series A Preferred stock beneficial conversion
feature accreted as a dividend	(1,889,063)	-	(1,889,063)

Net Loss Attributable To Common Stockholders	$(7,261,784)	$(5,752,269)	$(14,394,741)

Weighted-average shares outstanding	26,325,151	25,207,950

Basic and diluted net loss per share	$(0.28)	$(0.23)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

	Preferred Stock A Shares	Preferred Stock A Amount	Preferred Stock B Shares	Preferred Stock B Amount	Common Stock Shares	Common Stock Amount	Additional Paid - in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founder in exchange for equipment and expenses incurred by founder	-	$-	-	$-	2,000,000	$2,000	$98,165	$-	$-	$-	$100,165

Net loss	-	-	-	-	-	-	-	-	-	(65,642)	(65,642)

Balance at December 31, 2003	-	-	-	-	2,000,000	2,000	98,165	-	-	(65,642)	34,523

Company - related expenses paid by founder	-	-	-	-	-	-	39,187	-	-	-	39,187

Net loss	-	-	-	-	-	-	-	-	-	(192,476)	(192,476)

Balance at December 31, 2004	-	-	-	-	2,000,000	2,000	137,352	-	-	(258,118)	(118,766)

Company - related expenses paid by founder	-	-	-	-	-	-	12,135	-	-	-	12,135

Exchange of previous shares by sole shareholder of HEC Iowa	-	-	-	-	(2,000,000)	-	-	-	-	-	-

Shares in Green Mt. Labs acquired in reverse merger	-	-	-	-	1,006,000	1,006	(1,006)	-	-	-	-

Stock split of 3.8 to 1 prior to the merger	-	-	-	-	2,816,804	2,817	(2,817)	-	-	-	-

Issuance of common stock to the sole shareholder of HEC Iowa	-	-	-	-	16,297,200	14,297	(14,297)	-	-	-	-

Issuance of restricted common stock to employees and directors	-	-	-	-	426,000	426	425,574	(275,332)	-	-	150,668

Issuance of common stock in connection with private placement, net of expenses	-	-	-	-	3,948,500	3,949	3,590,940	-	-	-	3,594,889

Issuance of common stock in connection with conversion of debt	-	-	-	-	663,401	663	556,388	-	-	-	557,051

Consultant compensation associated with stock options	-	-	-	-	-	-	133,333	-	-	-	133,333

											4,329,310

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	(2,207)	-	(2,207)

Net loss	-	-	-	-	-	-	-	-	-	(1,122,570)	(1,122,570)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(1,124,777)

Balance at December 31, 2005	-	$-	-	$-	25,157,905	$25,158	$4,837,602	$(275,332)	$(2,207)	$(1,380,688)	$3,204,533

-Continued-

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

	Preferred Stock A Shares	Preferred Stock A Amount	Preferred Stock B Shares	Preferred Stock B Amount	Common Stock Shares	Common Stock Amount	Additional Paid - in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
Reclassification due to implementation of SFAS 123R	-	$-	-	$-	-	$-	$(275,332)	$275,332	$-	$-	$-

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	724,209	-	-	-	724,209

Consultant compensation associated with stock options	-	-	-	-	-	-	43,777	-	-	-	43,777

Issuance of preferred stock in connection with private placement, net of expenses	930,000	930	-	-	-	-	2,778,883	-	-	-	2,779,813

Issuance of common stock in connection with private placements, net of expenses	-	-	-	-	978,009	978	3,043,141	-	-	-	3,044,119

Issuance of stock related to option exercises	-	-	-	-	8,000	8	7,992	-	-	-	8,000
											9,804,451
Comprehensive Loss
Foreign currency translation	-	-	-	-	-	-	-	-	(7,012)	-	(7,012)

Net loss	-	-	-	-	-	-	-	-	-	(5,752,269)	(5,752,269)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,759,281)

Balance at December 31, 2006	930,000	$930	-	$-	26,143,914	$26,144	$11,160,272	$-	$(9,219)	$(7,132,957)	$4,045,170

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	499,542	-	-	-	499,542

Forfeiture of restricted stock					(65,000)	(65)	65				-

Consultant compensation associated with stock options	-	-	-	-			9,700	-	-	-	9,700

Issuance of preferred stock in connection with private placement Series B, net of expenses	-	-	1,932,846	1,933	-	-	3,593,162	-	-	-	3,595,095

Issuance of warrants in vendor dispute							577,500				577,500

Issuance of warrants for inventory	-	-	-	-	-	-	21,065	-	-	-	21,065
											-
Conversion of Series A Preferred Stock to Common Stock	(930,000)	(930)	-	-	1,511,250	1,511	(581)	-	-	-	-
											-
Beneficial conversion feature accreted as a dividend to Series A convertible preferred stock	-	-	-	-	-	-	1,889,063	-	-	(1,889,063)	-
											8,748,072
Comprehensive Loss
Foreign currency translation	-	-	-	-	-	-	-	-	5,807	-	5,807

Net loss	-	-	-	-	-	-	-	-	-	(5,372,721)	(5,372,721)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,366,914)

Balance at December 31, 2007	-	$-	1,932,846	$1,933	27,590,164	$27,590	$17,749,788	$-	$(3,412)	$(14,394,741)	$3,381,158

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	From Inception (May 19, 2003) to December 31, 2007
Operating Activities
Net loss	$(5,372,721)	$(5,752,269)	$(12,505,678)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	244,403	142,622	426,843
Compensation to directors and employees of stock options and restricted stock	499,542	724,209	1,374,419
Compensation to consultants of stock options	9,700	43,777	186,810
Warrants issued in vendor dispute	448,011	129,489	577,500
Loss on sale of assets	6,734	-	6,734
Change in assets and liabilities:
Accounts receivable	69,138	(170,223)	(134,237)
Inventories	366,710	(1,794,913)	(1,634,294)
Prepaid expenses	(41,476)	7,841	(111,358)
Accounts payable	(242,022)	132,486	230,441
Accrued expenses	51,173	148,583	253,566
Accrued interest	31,920	82,087	129,965
Unearned project reimbursements	(102,972)	102,972	-
Unearned grants	(35,686)	66,663	30,977
Net cash used in operating activities	(4,067,546)	(6,136,676)	(11,168,312)

Investing Activities
Withdrawal/(deposit) of restricted cash	237,427	(352,584)	(115,157)
Proceeds from sale of assets	36,500	-	36,500
Purchases of property, plant, and equipment	(184,534)	(1,488,749)	(3,012,679)
Net cash provided by (used in) investing activities	89,393	(1,841,333)	(3,091,336)

Financing Activities
Proceeds from notes payable, bank	283,374	906,046	1,839,420
Payments on notes payable, bank	(263,144)	-	(913,144)
Proceeds from long-term debt	-	100,000	1,172,052
Payments on long-term debt	(78,897)	(49,998)	(143,895)
Proceeds from exercise of stock option	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	2,779,813	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	3,044,119	6,639,008
Net cash provided by financing activities	3,536,428	6,787,980	14,976,349

Effect of Exchange Rates on Cash and Cash Equivalents	5,807	(7,012)	(3,412)

Net Increase (Decrease) in Cash and Cash Equivalents	(435,918)	(1,197,041)	713,289

Cash and Cash Equivalents – Beginning of Period	1,149,207	2,346,248	-

Cash and Cash Equivalents – End of Period	$713,289	$1,149,207	$713,289

 -Continued-

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

-Continued-

	Year Ended December 31, 2007	Year Ended December 31, 2006	From Inception (May 19, 2003) to December 31, 2007
Supplemental Cash Flow Information

Interest paid	$141,081	$32,262	$211,290

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$557,051

Acquistion of property, plant, equipment, and prepaid
expenses through financing	$111,450	$101,460	$692,081

Payables for construction in progress	$-	$-	$232,208

Receivable for state loan	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature
accreted as a dividend	$1,889,063	$-	$1,889,063

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
December 31, 2007

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

HEC Iowa was incorporated on May 19, 2003 (“inception date”) for the purpose of commercializing environmentally friendly internal combustion systems for industrial engines and generator sets. HEC Iowa’s operations are located in Algona, Iowa.

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets. HEC Canada is located in Quebec, and works with Universite Du Quebec a Trois-Rivieres.

Description of Business - A Corporation in the Development Stage

We are in the business of offering tangible technologies that produce clean energy solutions designed to lessen America’s dependence on carbon-based foreign fuels. We currently offer technologies that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plans are centered on a growing portfolio of intellectual property that we expect to play an increasing role in addressing the world’s energy needs as well as it's environmental concerns. Our engines and engine products are sold under the brand name Oxx Power TM. We intend to have emission-certified stationary 4.9L Oxx Power® engines available as soon as possible, subject in part to our ability to obtain the necessary financing. We expect the cost for certifying our 4.9L engine will be approximately $500,000. We expect to then follow with completing off-road mobile certification of the 4.9L engine in 2009, which is a more stringent and complex process.

Through December 31, 2007, we remain in the development stage. Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

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

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology. As such, we have incurred substantial operating losses. We expect to incur operating losses in 2008. We have financed all development, sales and operations since inception through equity and debt financings. We continue to take steps to lower our monthly cash expenditures.

On March 28, 2008, we secured a loan from a local bank in the amount of $250,000. In addition we have entered into a Standby Equity Distribution Agreement (“SEDA”) with an investment fund, which provides us the opportunity to access additional capital in the maximum amount of $4 million in increments of $350,000 each. We will have access to these funds over a two-year period beginning on the date on which the Securities and Exchange Commission (“SEC”) first declares effective a registration statement registering the resale of our shares by the Investor. We plan to access the SEDA funds in July and will only access the SEDA funds thereafter to the extent necessary.

In addition to the above, we expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports during the first half of 2008 and we continue to engage in discussions to secure a strategic banking relationship. We believe that the combination of these opportunities could provide needed cash flow to the company throughout 2008.

As of March 28, 2008, we had cash on hand of $297,989, including a certificate of deposit of $116,454 which serves as collateral for a letter of credit with a balance of $0, accounts receivable of $104,635 and accounts payable of $69,420. If we are unable to raise additional funds through the SEDA, we anticipate that our existing capital will fund operations through June 2008. As our funding efforts continue, we plan to stage our growth by expanding our sales and marketing programs, and by proceeding with technology development, patent filings and essential engine certification. While interest in the alternative energy sector is strong, we are prepared to further curtail spending if needed. These timeframes may vary if events occur which negatively or positively affect our operations.

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

Foreign Currency Translation

Our results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Accumulated other comprehensive loss.

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

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. We follow a policy of providing an allowance for doubtful accounts. However, based on the evaluation of receivables at December 31, 2007, and December 31, 2006, we believe that such accounts will be collectible and thus, an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy. Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first-out method) or market value (Note 2).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Once assets are placed in service, depreciation is provided over estimated useful lives by using the straight-line method. Leasehold improvements are depreciated over the life of the lease. Depreciation expense was $244,403 and $142,622 for the years ended December 31, 2007 and 2006, respectively. Depreciation expense was $426,843 from inception (May 19, 2003) to December 31, 2007. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

We review our property, plant and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If the evaluation indicates that the carrying amount of the asset may not be recoverable and an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations.

Warranty Reserve

We record a warranty reserve at the time products are sold and the revenue is recognized. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims. We recorded a warranty reserve at December 31, 2007 and December 31, 2006 of $36,556 and $18,397, respectively.

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

Stock Conversion

As per EITF 00-27, we evaluated the embedded beneficial conversion feature of the Series A Convertible Preferred Stock transaction. This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock was convertible immediately upon issuance. The accretion is included on the income statement and the statement of stockholders equity as a quasi dividend to determine net loss attributable to common shareholders.

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. As of December 31, 2007 and December 31, 2006, we have recorded $222,713 and $51,200, respectively as a reduction in research and development expense. From inception (May 19, 2003) to December 31, 2007, we have recorded $273,913, as a reduction in research and development expense. We have recorded $0 and $102,972 as “Unearned project reimbursements” for projects which are in process at December 31, 2007 and December 31, 2006.

Grants and Incentive Programs

We recognize grant income as reimbursement of expenses incurred, when it is reasonably probable that the conditions of the grant will be met.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. We record the receipt of funds when compliance is uncertain as “Unearned grants” (Note 6).

 Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred. Advertising costs for the years ended December 31, 2007 and 2006 are $28,244 and $169,544. For the period from inception (May 19, 2003) to December 31, 2007 advertising costs were $235,274.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the years ending December 31, 2007 and December 31, 2006 totaled $621,718 and $721,716, respectively. For the period from inception (May 19, 2003) to December 31, 2007 pre-production expense was $1,343,434.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero on our balance sheet, regardless of their value.

Income Taxes

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. We have reviewed our tax positions and have not identified any positions that fail the more-likely-than-not threshold. Due to our full valuation allowance on the deferred tax asset, the adoption of FIN 48 had no material impact on our financial statements (Note 8).

Net Loss Per Share

Under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”), basic loss per share is computed by dividing our net loss for the period by the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic net loss per share of common stock:

	Year Ended December 31,
	2007	2006
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders	$(7,261,784)	$(5,725,269)

Denominator:
Average common shares outstanding	26,417,151	25,483,440
Unvested restricted common shares	(92,000)	(275,490)
Weighted-average common shares outstanding	26,325,151	25,207,950

Basic and diluted net loss per share	$(.28)	$(.23)

Diluted net loss per share excludes potential common shares since the effect is anti-dilutive.

In 2007, the following shares were not included in the calculation of basic earnings per share due to their antidilutive effect:

a.	565,916 shares related to exercisable employee and non-employee incentive stock options.
b.	92,000 unvested restricted shares.
c.	782,871 warrants.
d.	1,932,846 shares of preferred stock.

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

SFAS 123R requires the use of a valuation model (Note 12), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 12), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied, prior to January 1, 2006, the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
December 31, 2007
Net loss attributable to common shareholders, as reported	$(14,394,741)

Add: options and restricted stock-based employee compensation
expense included in reported net loss	1,374,419
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,560,221)

Pro forma net loss attributable to common shareholders	$(14,580,543)

Total employee non-cash stock compensation expense, net of forfeitures, for December 31, 2007 and 2006 was $499,542 and $724,209, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 12).

Warrants

We have granted warrants to certain finders in our private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on our financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument (Note 11).

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

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We are currently evaluating whether to adopt SFAS 159 and if adopted, the impact of adoption.

Reclassifications

Certain amounts in the Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flow, for the year ended December 31, 2006 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	December 31,
	2007	2006
Component parts	$1,266,612	$1,490,676
Work in process	10,407	119,416
Finished goods	378,340	390,912
Total	$1,655,359	$2,001,004

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the years ended December 31, 2007 and 2006, we allocated approximately $23,400 and $22,000, respectively, of overhead to inventory. We allocated approximately $45,400 of overhead to inventory from inception (May 19, 2003) to December 31, 2007. The balance of fixed production overhead is recorded in general and administrative costs.

Losses Related to Inventories

As a result of recent changes in our efforts to market our excess 4.9L remanufactured engine inventory, we recorded an inventory write-down, net of recoveries of $200,714 for the year ended December 31, 2007. The inventory write-down consists of component parts and finished goods. The amount of inventory write-down for the year ended December 31, 2006 was $428,147 which consisted of component parts, finished goods, and purchase commitments. The amount of inventory write-down from inception (May 19, 2003) through December 31, 2007 was $628,861.

At December 31, 2007 we recorded a loss of $333,162 for engine blocks purchased from our supplier in China. We have rejected most of the engine blocks received from this supplier. Based upon the Warranty and Replacement Terms agreement with the supplier, dated March 22, 2007, and a visit to the factory in China during the month of October, 2007, the supplier has agreed to replace the rejected products at no additional cost to us. However, unexpected vendor delays have caused us to be concerned with the reliability of this vendor and doubt whether the blocks will be replaced in a timely manner. Therefore, we have established an allowance for the full value of this inventory at December 31, 2007. It is our intent to use all available resources to obtain the warranted blocks, including a planned trip to the factory in April, 2008.

Also included in “Losses related to inventory” on the Consolidated Statements of Operations is an expense recorded for the issuance of warrants to settle a vendor dispute (Note 11). We recognized an expense of $448,011 and $129,489, respectively for the settlement during the periods ended December 31, 2007 and December 31, 2006. We have recognized an expense of $577,500 for the period from inception (May 19, 2003) to December 31, 2007.

3. NOTES PAYABLE, BANKS

At December 31, 2007 we had a letter of credit with a bank in the amount of $108,000. The letter of credit bears interest equal to the bank’s prime rate. The balance of the letter of credit at December 31, 2007 was $0 and the agreement expires on October 16, 2008. This letter of credit is secured by a certificate of deposit in the amount of $115,157.

On December 10, 2007, we renewed a note from a bank for $561,304. This note matures on December 15, 2008, and carries a variable interest rate equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks (Wall Street Journal U.S. Prime Rate). At December 31, 2007, the note bears an interest rate of 7.25% with monthly interest and principal payments of $4,484 until maturity. The balance of this note on December 31, 2007 was $561,304. The loan is secured by real estate.

On December 27, 2007, we obtained funding for our yearly D&O insurance premium through a loan agency. The original loan amount was $33,374 and requires three quarterly payments of $11,626 beginning March 27, 2008. The loan carries an interest rate of 8.95%.

On March 24, 2008, we obtained a line of credit from a bank for $250,000. The line of credit expires August 1, 2008 and is secured by real estate and a business security agreement. The line of credit carries a variable interest rate equal to 1.5% above the Wall Street Journal U.S. Prime Rate. Currently the line of credit bears interest at 6.75%. As of March 31, 2008, we have not drawn any funds from the line of credit.

4. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006
Note payable to City of Algona. See (a)	$160,000	$175,000
Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124
Note payable to Algona Area Economic Development Corporation. See (c)	61,827	64,566
Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000
Note payable to finance company. See (e)	6,388	31,938
Note payable to bank. See (f)	594,246	600,000
	1,368,585	1,417,628
Less amounts due within one year	30,350	48,289
Totals	$1,338,235	$1,369,339

Future maturities of long-term debt at December 31, 2007 are as follows:

2009	$618,621
2010	169,562
2011	200,330
2012	148,800
Thereafter	200,922
Total long-term debt	$1,338,235

(a) In September 2005, we obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided we create and retain at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. At this time the requirements have not been met. Therefore, as of December 31, 2007, we have accrued interest on the note in the amount of $42,097. The loan is collateralized by real estate.

(b) On June 27, 2005, we executed a note payable of $146,124 from the Algona Area Economic Development Corporation in exchange for land received to be used for the construction of a new facility. The loan is a ten-year partially forgivable loan with interest at 8%, conditioned upon us achieving performance targets as follows:

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

At this time the requirements have not been met. Therefore, as of December 31, 2007, we have accrued interest in the amount of $29,369. The loan is secured by the real estate.

(c) On December 16, 2005, we assumed a no-interest note provided by the Algona Area Economic Development Corporation in the amount of $117,500 in conjunction with the purchase of land and building. This note was recorded at the fair value of future payments using an interest rate of 10% which amounted to $70,401, resulting in a total purchase price of the land and building of $332,901. This note is subordinate to a short-term note held by a bank. The note requires quarterly payments of $2,500 starting January 1, 2006, with the final payment due July 1, 2017.

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. We received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. We are required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires end-of-year status reports to ensure compliance. At this time the requirements have not been met. Therefore, as of December 31, 2007, the total amount of interest accrued was $18,764. The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. We received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately. If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. We are accruing interest on this note until the terms of the note have been met. The total amount of interest accrued at December 31, 2007 was $31,274. The note is secured by a security agreement on our assets.

(e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note. At December 31, 2007, the entire remaining balance is due within one year and considered current.

(f) On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on December 31, 2007 was $594,246. This note matures on April 1, 2009, and carries a variable interest rate equal to the Wall Street Journal U.S. Prime Rate. At December 31, 2007, the interest rate on the note was 7.25% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

At December 31, 2007 we have created 20 jobs to meet the above job creation requirement.

5. CAPITALIZED LEASES

On February 14, 2007, we entered into a capital lease agreement, to acquire equipment totaling approximately $111,000 that is being depreciated over five years. The lease calls for 36 monthly installments of $3,756 and a downpayment of $15,351. This lease agreement contains a bargain purchase option at the end of the lease term. We have other leases with bargain purchase options that are being depreciated over five year periods. The purchase price for this equipment was $49,940 and has monthly lease payments of $1,032.

The net book value of capital lease assets was $132,699 at December 31, 2007. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of December 31, 2007:

2008	$57,448
2009	57,448
2010	19,889
2011	11,586
2012	635
Total minimum lease payments	147,006
Less amount representing interest	20,804
Present value of minimum lease payments	126,202
Less amounts due within one year	45,247
Totals	$80,955

6. GRANTS AND INCENTIVE PROGRAMS

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

At December 31, 2007, we had not met all of our obligations under this agreement. Until it is likely we will meet all of our obligations, we record benefits received as liabilities. At December 31, 2007, we recorded approximately $25,700 in property taxes connected with the property tax exemption, as an accrued expense.

In August 2005, we entered into an Industrial New Jobs Training Agreement with Iowa Lakes Community College. At December 31, 2007, we had received approximately $68,800 of the training grant, with net proceeds available of $104,000. The “New Jobs Credit from Withholding” and the “Supplemental New Jobs Credit from Withholding” training programs are funded through payments equaling 3% of gross wages and are required to be paid quarterly in the same manner as withholding payments are reported to the Iowa Department of Revenue. The payments made to the college are deducted from the amount of state withholding tax collected from employee payroll. There are fees associated with the administration of this grant. At December 31, 2007, we recorded $35,131 for fees accrued in connection with the grant as accrued expenses. We also recorded unearned grant income of $30,977 at December 31, 2007, which is the net amount received and repaid through state withholding for the training grant.

At December 31, 2007, we recorded unearned grant income of $30,355 for a sales tax refund we received from the construction of our engine production building.

7. RELATED PARTIES

One of the members of our Board of Directors is the manager of an engine parts distributor from which we purchase engine parts. Purchases from this company for the year ended December 31, 2007 and 2006 totaled $20,800 and $88,833, respectively. Related party purchases from this company totaled $156,003 for the period from inception (May 19, 2003) to December 31, 2007. We do not have a payable to this company at December 31, 2007.

This same engine parts distributor has purchased engines from us. The company’s purchases from us for the year ended December 31, 2007 and 2006 were $62,200 and $14,550. At December 31, 2007, we have a receivable from this company in the amount of $14,246.

8. INCOME TAXES

Our tax returns filed and to be filed for years ended December 31, 2004, 2005, and 2006 are open to review by the Internal Revenue Service. As of March 31, 2008 we have not been notified that we have any tax returns under review. We have sustained net operating losses in each of these years in the United States and for 2005 and 2006 in Canada. We have reviewed our calculations of unrecognized tax benefits that may result from tax uncertainties, and we believe that our estimate for unrecognized tax benefits is appropriate. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes. As a result of the adoption of FIN 48, there has been no change in unrecognized tax benefits.

The tax effects of significant items comprising our net deferred tax asset and the related valuation allowance as of December 31, 2007, and December 31, 2006, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Federal	$3,840,000	$2,250,000
State	530,000	310,000
Foreign	450,000	240,000
Total	4,820,000	2,800,000
Valuation allowance	(4,820,000)	(2,800,000)
Provision for income taxes, less valuation	$-	$-

Due to our operating loss and lack of operating experience, a valuation allowance was provided for our net deferred tax assets at December 31, 2007, and December 31, 2006.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	December 31,
	2007	2006
Rate Reconciliation:
Expected expense/(benefit) at federal statutory rate	(35)%	(35)%
State tax benefit, net of federal benefit	(5)	(5)
Stock based compensation	7	2
Foreign tax benefit	(8)	(4)
Other	1	2
Valuation allowance	40	40
Expected tax rate	-%	-%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$3,840,000	$2,290,000
Foreign tax benefit	450,000	240,000
Unrealized inventory impairment loss	380,000	170,000
Warranty accrual	10,000	-
Vacation accrual	20,000	20,000
Stock based compensation	10,000	10,000
Research and development credit	120,000	80,000
Total deferred tax assets	4,830,000	2,810,000
Deferred tax liabilities:
Depreciation	(10,000)	(10,000)
Total deferred tax liabilities	(10,000)	(10,000)
Gross deferred tax asset	4,820,000	2,800,000
Valuation allowance	$(4,820,000)	$(2,800,000)

As of December 31, 2007, we have a net operating loss carryforward for federal and state income tax purposes of approximately $9,590,000 which will begin to expire in 2018. Also, at December 31, 2007, we have a foreign net operating loss carryforward of approximately $900,000. The amount and availability of the net operating loss carryforward may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities.

9. PREFERRED STOCK

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

The shares of Series B Preferred Stock are convertible into a number of shares of Common Stock at a conversion price determined by dividing the offering price by any lower price at which the Company may sell shares of Common Stock prior to the expiration of twelve months from that date of issue, May 31, 2007.

The shares of Series B Preferred Stock are currently convertible into a number of shares of common stock equal to the number of shares of Series B Preferred Stock outstanding.

In the event of a sale of substantially all of the assets of the Company, liquidation, dissolution or winding-up, prior to the date of conversion of the Series B Preferred Stock, proceeds shall first be paid to the holders of the Series B Preferred Stock in the amount of the total purchase price of the shares plus any accrued but unpaid dividends related thereto. Any remaining proceeds will be paid to the holders of the Common Stock.

The Series A Convertible Preferred Stock issued in 2006 had certain anti-dilution rights. As a result of the issuance of the Series B Preferred Stock in 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. This modification resulted in a beneficial conversion totaling $1,889,063. This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock was convertible immediately upon issuance. The accretion is included on the income statement and the statement of stockholders equity as a quasi dividend to determine net loss attributable to common shareholders.

All shares of Series A Preferred Stock were converted during 2007. See Note 10 for details.

10. COMMON STOCK

On September 29, 2007, 465,000 shares of our Series A Preferred Stock automatically converted to 755,625 shares of common stock per the terms of the Certificate of Designation for the Series A Preferred Stock dated September 29, 2006. In addition, on October 4, 2007 the balance of the Series A Preferred Stock of 465,000 shares converted to 755,625 shares of Common Stock.

11. WARRANTS

In October 2006, we issued warrants to purchase a total of 134,346 shares of our Company for services rendered in connection with our second private offering of Common Stock. These warrants to purchase Common Stock for $3.25 per share expire October 15, 2010. We also issued warrants to purchase 120,900 shares of our Common Stock for $2.00 in connection with the private placement of preferred stock. The warrants issued in connection with the sale of Preferred Stock also expire October 15, 2010.

On May 3, 2007, we settled a vendor dispute by agreeing to issue 375,000 warrants as a settlement. The warrants carry a three year term and an exercise price of $2.00. We account for warrants issued to vendors and suppliers under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to the vendor, was calculated, using the Black Scholes Option pricing formula. Our assumptions included an expected life of three years, a risk-free interest rate of 4.65%, and a volatility rate of 100.73%. The calculation yielded a per warrant price of $1.54 and total expense of $577,500. We recognized an expense of $448,011 and $129,489, respectively for the settlement during the periods ended December 31, 2007 and December 31, 2006. We have recognized an expense of $577,500 for the period (May 19, 2003) to December 31, 2007.

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

12. STOCK-BASED COMPENSATION

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At December 31, 2007, there were 746,084 shares available for grant and 1,253,916 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 201,666 were granted as non-employee stock options, and 691,250 were granted as employee and director stock options.

On August 14, 2007, the Board of Directors approved the repricing of all of the options granted after September 1, 2005. The Board of Directors determined such a repricing to be appropriate in order to sustain the incentivization of the employees. Employees’ existing option grants were repriced to an exercise price of $1.34 per share (the closing price of the common stock as of the reprice date). Prior exercise prices had ranged from $3.50 to $1.70 per share. Additionally, any unvested portion of the original option will vest per the original grant.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $14 million and $1 billion, in addition to our actual history over a twenty-five month period.

			Period from Inception
	Year ended December 31,		(May 19, 2003) to
	2007	2006	December 31, 2007
Risk-free interest rate	4.72%	4.6%	4.21%
Expected volatility	96.4%	113.5%	148.8%
Expected life (in years)	4.7	5.5	7.5
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$.99	$2.94	$.99

The following table summarizes the activity for outstanding employee and non-employee stock options for the year ended December 31, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	838,666	$1.85
Granted	195,000	$1.34
Forfeited	(148,750)	$1.18
Balance at December 31, 2007	884,916	$1.16	5.22	$0
Vested and exercisable as of December 31, 2007	565,916	$1.08	3.31	$0
Vested and expected to vest as of December 31, 2007	858,369	$1.19	5.22	$0

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $.66 on December 31, 2007, the last day of trading in December.

There were no stock options exercised during the year ending December 31, 2007. We received $8,000 for 8,000 employee stock options exercised during 2006. The total intrinsic value of the stock options exercised at December 31, 2006, was $71,520. The total grant date fair value of stock options vested during 2007, 2006, and inception (May 19, 2003) to December 31, 2007 was $610,453, $487,719, and $1,351,171.

As of December 31, 2007, there was approximately $934,600 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.82 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the year ended December 31, 2007:

	Unvested Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2006	218,000	$1.00
Vested	(61,000)	$1.00
Forfeited	(65,000)	$1.00
Unvested at December 31, 2007	92,000	$1.00

As of December 31, 2007, there was approximately $74,367 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 1.75 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$1.00	481,666	2.97	$1.00	429,666	$1.00
$1.34	393,250	7.87	$1.34	136,250	$1.34
$1.40	10,000	9.66	$1.40	0	$-
	884,916	5.22	$1.16	565,916	$1.08

13. COMMITMENTS AND CONTINGENCIES

Standby Equity Distribution Agreement (SEDA)

In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with an investor on April 11, 2008. For a two-year period beginning on the date on which the SEC first declares effective a registration statement registering the resale of our shares by the Investor, we will have the right, at our discretion, to sell shares of our common stock to the Investor for a total purchase price of up to Four Million Dollars ($4,000,000). For each share of common stock purchased under the SEDA, The Investor will pay ninety-three (93%) of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA). Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date. The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

Under the terms of the SEDA, we have paid a structuring fee of $10,000 and a due diligence fee of $5,000. We are obligated to issue $160,000 worth of stock at the earlier of the date of effectiveness of the Registration Statement or 60 days from the Closing Date as a Commitment Fee under the SEDA. We are also obligated to pay a monthly monitoring fee of $3,333 during the term of the agreement. We may terminate the SEDA upon 15 trading days notice, provided there are no Advances outstanding and that we have paid all amounts then due to the Investor.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness discussed below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

We are responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007, because of the material weakness noted when we evaluated our controls over valuation and treatment of stock conversions.

We are working with our Audit Committee to identify and implement corrective actions, where required, to improve our internal controls.  As of the date of this report, management has initiated efforts to define, publish and implement policies and procedures in key areas related to its internal controls and financial reporting.  Management plans to enhance its review and approval procedures in the first quarter of 2008. Management plans to provide education and implement accounting reviews as it pertains to stock conversions. In addition, management will have future conversions reviewed by an external subject matter expert.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

 The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

2.2
Revised and Amended Agreement and Plan of Merger with Hydrogen Engine Center, Inc. and Green Mt. Acquisitions, Inc. (Incorporated by reference to the preliminary information statement filed with the SEC on July 12, 2005).

3.1	Certificate of Incorporation (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)

3.2	Bylaws (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)

3.3	Certificate of Amendment to Articles of Incorporation (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)

3.4	Amendment to Bylaws (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)

3.5	Certificate of Designation for the Series A Preferred Stock (Previously filed as an Exhibit to the Form 10K−SB filed April 17, 2007)

3.6	Certificate of Designation for the Series B Preferred Stock (Previously filed as an Exhibit to the Form 10K−SB filed April 17, 2007)

4.1	Instrument defining rights of stockholders (See Exhibits No. 3.1-3.6)

10.1	Iowa State Bank Note dated 3-24-2008.

10.2	Farmers State Bank Note dated 3-27-2008

10.3	Standby Equity Distribution Agreement with YA Global Investments, L.P. dated April 11, 2008

10.4	Registration Rights Agreement with YA Global Investments, L.P. dated April 11, 2008

21.1	List of subsidiaries of Registrant

31.1	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Chief Executive Officer.

31.2	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Notes about Forward-looking Statements

Statements contained in this current report which are not historical facts, including some statements regarding the effects of the merger, acceptance of the company's products, future value of the company’s intellectual property, levels of competition for the company, new products and technological changes, the company's dependence on third-party suppliers, and other risks detailed elsewhere in this report, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER., INC.

Date: April 15, 2008	By	/s/ Donald C. Vanderbrook
Donald C. Vanderbrook
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 15, 2008	By:	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger, Director

Date: April 15, 2008	By:	/s/ THOMAS O. TRIMBLE
Thomas O. Trimble, Director

Date: April 15, 2008	By:	/s/ STEPHEN T. PARKER
Stephen T. Parker, Director

Date: April 15, 2008	By:	/s/ PHILIP G. RUGGIERI
Philip G. Ruggieri, Director