Form 10QSB/A
period 2007-03-31
HYDROGEN ENGINE CENTER, INC.
filed 2008-05-19
CIK 1272703

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

*See explanatory note regarding amendment on next page

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-QSB for the three months ended March 31, 2007 and the period from inception (May 19, 2003) to March 31, 2007 as a result of our evaluation of the anti-dilution rights associated with the shares of Series A Convertible Preferred Stock issued in 2006. As a result of these anti-dilution rights and the sale of the Series B Preferred Stock on March 27, 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. We have concluded that this reduced conversion price resulted in a noncash, quasi dividend totaling $1,889,063 for the three months ended March 31, 2007 and the period from inception (May 19, 2003) to March 31, 2007. Our previously filed financial statements for these periods did not reflect this quasi dividend.

The condensed consolidated statements of operations, and the condensed consolidated balance sheet and accompanying notes have been restated to reflect this quasi dividend and to adjust the net loss attributable to common shareholders. We are also revising Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion under Item 4, Controls and Procedures, in light of the restatement. Except as described above, no other changes were made to the Form 10-QSB as previously filed.

FORM 10-QSB

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2007	4

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 and the period from inception (May 19, 2003) through March 31, 2007	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and the period from inception (May 19, 2003) through March 31, 2007	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits and Reports on Form 8-K	31

	Notes About Forward-looking Statements	31

SIGNATURES		32

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

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

March 31,
LIABILITIES AND EQUITY	2007
(Unaudited)

Current Liabilities
Notes payable, bank	$1,416,410
Current portion long-term debt	36,902
Current installments of obligation under capital lease	30,521
Accounts payable	656,231
Accrued expenses	958,611
Unearned project reimbursements	102,972
Unearned grants	58,179
Total current liabilities	3,259,826

Long-term debt, net of current maturities	774,339
Obligation under capital lease, excluding current installments	126,202
900,541
Total liabilities	4,160,367

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 1,000,000 shares authorized, 930,000 shares issued and outstanding	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, 150,000 shares issued and outstanding	150
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,078,914 shares issued and outstanding	26,079
Additional paid-in capital	13,466,801
Accumulated other comprehensive income - foreign currency	(10,403)
Deficit accumulated during the development stage	(10,783,834)
Total stockholders' equity	2,699,723

Total Liabilities and Stockholders’ Equity	$6,860,090

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2007	2006	March 31, 2007

Sales	$238,290	$28,590	$560,194

Cost of sales	202,664	15,676	479,931

Gross Profit	35,626	12,914	80,263

Operating Expenses
Sales and marketing	88,514	240,288	1,069,675
General and administrative	823,422	607,969	4,504,575
Research and development	407,357	83,652	2,287,709
Settlement of vendor dispute	448,011	-	577,500
Decline in market value of inventory	-	-	428,147

	1,767,304	931,909	8,867,606

Operating Loss	(1,731,678)	(918,995)	(8,787,343)

Other Income (Expense)
Interest income	11,501	13,498	102,496
Interest expense	(41,637)	(12,960)	(209,924)
	(30,136)	538	(107,428)

Net Loss	$(1,761,814)	$(918,457)	$(8,894,771)

Series A Preferred stock beneficial conversion feature accreted as a dividend	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Shareholders	$(3,650,877)	$(918,457)	$(10,783,834)

Weighted-average shares outstanding	25,472,024	24,858,905

Basic and diluted net loss per share	$(0.14)	$(0.04)

See acccompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities
Net loss	$(1,761,814)	$(918,457)	$(8,894,771)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	57,213	18,577	239,653
Compensation to directors and employees from stock options and restricted stock	136,089	153,615	1,010,966
Compensation to consultants from stock options	2,462	21,667	179,572
Change in assets and liabilities:
Accounts receivable	(85,175)	(48,950)	(288,550)
Inventories	(362,217)	(178,262)	(2,363,221)
Prepaid expenses	(97,240)	(88,385)	(167,122)
Accounts payable	138,135	112,673	740,087
Accrued expenses	677,953	23,136	978,391
Unearned project reimbursements	-	51,408	102,972
Unearned grants	(8,484)	-	58,179
Net cash used in operating activities	(1,303,078)	(852,978)	(8,403,844)

Cash Flows from Investing Activities
Increase in restricted cash	(3,848)	-	(356,432)
Purchases of property, plant, and equipment	(39,277)	(615,428)	(2,867,422)
Net cash used in investing activities	(43,125)	(615,428)	(3,223,854)

Cash Flows from Financing Activities
Proceeds from note payable, bank	250,000	-	1,806,046
Payments on note payable, bank	(2,283)	-	(652,283)
Proceeds from long-term debt	-	100,000	1,172,052
Payments on long-term debt	(11,473)	(13,325)	(76,471)
Proceeds from exercise of stock option	-	5,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	279,000	-	279,000
Issuance of common stock in private placements, net of expenses	-	-	6,639,008
Net cash provided by financing activities	515,244	91,675	11,955,165

Effect of Exchange Rates on Cash and Cash Equivalents	(1,184)	(11)	(10,403)

Net Increase (Decrease) in Cash and Cash Equivalents	(832,143)	(1,376,742)	317,064

Cash and Cash Equivalents – Beginning of Period	1,149,207	2,346,248	-

Cash and Cash Equivalents – End of Period	$317,064	$969,506	$317,064

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2007	2006	March 31, 2007

Supplemental Cash Flow Information

Interest paid	$13,913	$6,835	$84,122

Supplemental Disclosures of Noncash Investing and Financing Activities

Additional paid-in capital contribution for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for conversion of debt	$-	$-	$557,051

Acquistion of property, plant, and equipment through financing	$111,450	$51,101	$692,081

Payables for construction in progress	$-	$22,649	$232,208

Receivable for state loan	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature accreted as a dividend	$1,889,063	$-	$1,889,063

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

Stock Conversion

As per EITF 00-27, we evaluated the embedded beneficial conversion feature of the Series A Convertible Preferred Stock transaction. This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend. The accretion is included on the income statement as a quasi dividend to determine net loss attributable to common shareholders.

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

Net Loss Per Share

Under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”), basic loss per share is computed by dividing our net loss attributable to common shareholders for the period by the weighted-average number of shares of common stock outstanding during the period.

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

SFAS 123R requires the use of a valuation model, explained in Note 7, to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 7), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
March 31, 2007

Net loss attributable to common shareholders , as reported	$(10,783,834)

Add: options and restricted stock-based employee compensation expense included in reported net (loss)	1,010,966
Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(1,196,768)

Pro forma net loss attributable to common shareholders	$(10,969,636)

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed. See Note 7 for further discussion of stock-based compensation.

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

6. PREFERRED STOCK

On March 13, 2007, we commenced the private placement of our Series B Preferred Stock. The Board of Directors authorized 5,000,000 shares of Series B Preferred Stock at $2.00. On March 27, 2007, we sold 150,000 shares of Series B Preferred Stock which triggered certain antidilution rights of the Series A Preferred Stock sold in 2006.

The shares of Series B Preferred Stock are convertible into a number of shares of Common Stock at a conversion price determined by dividing the offering price by any lower price at which the Company may sell shares of Common Stock prior to the expiration of twelve months from the date of issuance.

As a result of the issuance of the Series B Preferred Stock, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. This modification resulted in a beneficial conversion totaling $1,889,063. This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock was convertible upon issuance. The accretion is included on the income statement as a quasi dividend to determine net loss attributable to common shareholders.

7. STOCK-BASED COMPENSATION

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

	For the three months ending		Period from Inception
	March 31,		(May 19, 2003) to
	2007	2006	March 31, 2007
Risk-free interest rate	4.7%	4.6%	4.2%
Expected volatility	100.8%	113.5%	157.6%
Expected life (in years)	5.5	5.5	8.0
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$2.38	$2.94	$1.74

The following table summarizes the activity for outstanding employee and non-employee stock options for the three months ended March 31, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	838,666	$1.85
Granted	120,000	$3.01
Balance at March 31, 2007	958,666	$1.99	8.8	$729,000
Vested and exercisable as of March 31, 2007	404,666	$1.42	8.0	$538,000
Vested and expected to vest as of March 31, 2007	944,286	$1.99	8.8	$718,000

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

The following table summarizes additional information about stock options outstanding and exercisable as of March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$ 1.00	553,666	8.4	$1.00	332,666	$1.00
$ 3.50	285,000	9.0	$3.50	48,000	$3.50
$ 2.95	85,000	9.8	$2.95	17,000	$2.95
$ 3.15	35,000	10.0	$3.15	7,000	$3.15

	958,666	8.8	$1.99	404,666	$1.42

8. COMMITMENTS

Component Parts Procurement

At April 30, 2007, we had issued approximately $149,000 in purchase orders to several vendors for inventory to support the engine build. These purchase orders have been issued with product delivery dates through May 2007.

9. SETTLEMENT OF VENDOR DISPUTE

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

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of March 31, 2007, we had an accumulated deficit of approximately $10.8 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•
On March 27, 2007 the sale of 150,000 shares of Series B Preferred Stock triggered certain antidilution rights of the Series A Preferred Stock sold in 2006. As a result of the issuance of the Series B Preferred Stock, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. This modification resulted in a beneficial conversion totaling $1,889,063. This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend. The accretion is included on the income statement as a quasi dividend to determine net loss attributable to common shareholders.

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

Results of Operations

A summary statement of our operations, for the periods ended March 31, 2007 and 2006 and for the period from inception through March 31, 2007 follows:

	Three Months Ended March 31		From Inception (May 19, 2003) to
	2007	2006	March 31, 2007
Revenues	$238,290	$28,590	$560,194
Cost of Sales	202,664	15,676	479,931
Gross Profit	35,626	12,914	80,263

Operating Expenses	1,767,304	931,909	8,867,606
(Loss) from Operations	(1,731,678)	(918,995)	(8,787,343)

Other Income (Expense)	(30,136)	538	(107,428)
Net (Loss)	$(1,761,814)	$(918,457)	$(8,894,771)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Stockholders	$(3,650,877)	$(918,457)	$(10,783,834)

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

During the three months ended March 31, 2007, we accreted a beneficial conversion dividend to the Series A stockholders of $1,889,063, resulting in a net loss attributable to common stockholders of $3,650,877. We recorded net losses attributable to common stockholders totaling $10,783,834 from inception (May 19, 2003) through March 31, 2007. We did not record any dividends during the three months ended March 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the principal executive officer), Donald C. Vanderbrook, and our Chief Financial Officer (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness noted when we evaluated our controls over valuation and treatment of stock conversions.

In connection with the material weakness described above management plans to enhance its review and approval procedures and to provide education and implement accounting reviews as they pertain to stock valuation and treatment of stock conversions. In addition, management will have future conversions reviewed by an external subject matter expert.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are in the process of implementing additional financial and management controls, and reporting systems and procedures. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing our internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement included dismissal of a lawsuit, notice of which we received on May 1, 2007. The suit had been filed on December 27, 2006, in the Circuit Court for Knox County, Tennessee, but service was not effected until May 1. This action was dismissed with prejudice on May 9, 2007. In the complaint, DHPS alleged breach of contract and tortuous interference with business relations. The breach of contract action was based on disputed invoices for tooling fees and engine parts. Their claim for interference with business relations arose out of purchase of certain engine parts directly from one of DHPS’ suppliers. The complaint sought damages for (1) the breach of contract claim in the amount of $129,489 for actual damages plus $1.2 million in incidental and consequential damages and (2) the interference with business claim in the amount of $8 million for lost profits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, the company granted options to purchase 120,000 shares to employees under the company’s 2005 Incentive Compensation Plan, 85,000 of which were granted with an exercise price of $2.95 per share and 35,000 of which were granted with an exercise price of $3.15 per share. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007 which report is incorporated herein by reference.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Donald C. Vanderbrook, the company's Chief Executive Officer.

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Donald C. Vanderbrook, the company's Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

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

HYDROGEN ENGINE CENTER, INC.

Date: May 19, 2008	By	/s/ Donald C. Vanderbrook
Donald C. Vanderbrook
President and Chief Executive Officer

Date: May 19, 2008	By	/s/ Sandra Batt
Sandra Batt
Chief Financial Officer