Form 10QSB/A
period 2007-06-30
HYDROGEN ENGINE CENTER, INC.
filed 2008-05-19
CIK 1272703

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

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-QSB for the six months ending June 30, 2007 and the period from inception (May 19, 2003) to June 30, 2007 as a result of our evaluation of the anti-dilution rights associated with the shares of Series A Convertible Preferred Stock issued in 2006. As a result of these anti-dilution rights and the sale of the Series B Preferred Stock on March 27, 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. We have concluded that this reduced conversion price resulted in a noncash, quasi dividend totaling $1,889,063 for the six months ending June 30, 2007 and the period from inception (May 19, 2003) to June 30, 2007. Our previously filed financial statements for these periods did not reflect this quasi dividend.

The condensed consolidated statements of operations and the condensed consolidated balance sheet and accompanying notes have been restated to reflect this quasi dividend and to adjust the net loss attributable to common shareholders. We are also revising Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion under Item 3. Controls and Procedures, in light of the restatement. Except as described above, no other changes were made to the Form 10-QSB as previously filed.

FORM 10-QSB

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of June 30, 2007	4

	Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2007 and 2006 and the period from inception (May 19, 2003) through June 30, 2007	6

	Condensed Consolidated Statements of Cash Flows for the Six Months and Three Months Ended June 30, 2007 and 2006 and the period from inception (May 19, 2003) through June 30, 2007	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits and Reports on Form 8-K	31

	Notes About Forward-looking Statements	31

SIGNATURES		32

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

June 30,
ASSETS	2007
(Unaudited)

Current Assets
Cash and cash equivalents	$2,454,922
Restricted cash	360,409
Accounts receivable	134,918
Inventories	2,334,346
Prepaid expenses	77,092
Total current assets	5,361,687

Property, Plant and Equipment
Leasehold improvements	17,156
Building	2,156,380
Equipment	912,182
Land and improvements	472,504
Construction in progress	111,894
3,670,116
Less accumulated depreciation	300,947
Net property and equipment	3,369,169

Total Assets	$8,730,856

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

June 30,
LIABILITIES AND EQUITY	2007
(Unaudited)

Current Liabilities
Notes payable, bank	$1,413,435
Current portion long-term debt	42,926
Current installments of obligation under capital lease	42,617
Accounts payable	189,818
Accrued expenses	372,417
Unearned project reimbursements	102,972
Unearned grants	48,871
Total current liabilities	2,213,056

Long-term debt, net of current maturities	756,019
Obligation under capital lease, excluding current installments	104,237
860,256
Total liabilities	3,073,312

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 1,000,000 shares authorized, 930,000 shares issued and outstanding	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, 1,932,846 shares issued and outstanding	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,078,914 shares issued and outstanding	26,079
Additional paid-in capital	17,550,023
Accumulated other comprehensive loss - foreign currency	(16,364)
Deficit accumulated during the development stage	(11,905,057)
Total stockholders' equity	5,657,544

Total Liabilities and Stockholders’ Equity	$8,730,856

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2007	2006	2007	2006	June 30, 2007

Sales	$203,383	$47,119	$441,673	$75,709	$763,577

Cost of Sales	170,180	39,580	372,844	55,256	650,111

Gross Profit	33,203	7,539	68,829	20,453	113,466

Operating Expenses
Sales and marketing	78,234	172,200	166,748	412,488	1,147,909
General and administrative	717,739	965,762	1,541,160	1,573,731	5,222,314
Research and development	338,097	421,100	745,454	504,752	2,625,806
Settlement of vendor dispute	-	-	448,011	-	577,500
Decline in market value of inventory, net of recoveries	-	447,737	-	447,737	428,147

	1,134,070	2,006,799	2,901,373	2,938,708	10,001,676

Operating Loss	(1,100,867)	(1,999,260)	(2,832,544)	(2,918,255)	(9,888,210)

Other Income (Expense)
Interest income	24,245	12,415	35,746	25,913	126,741
Interest expense	(44,601)	(37,822)	(86,239)	(50,782)	(254,525)
	(20,356)	(25,407)	(50,493)	(24,869)	(127,784)

Net Loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)

Series A Preferred stock beneficial conversion feature accreted as a dividend	-	-	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Stockholders	$(1,121,223)	$(2,024,667)	$(4,772,100)	$(2,943,124)	$(11,905,057)

Weighted-average shares outstanding	25,737,648	24,860,561	25,737,648	24,857,733

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.19)	$(0.12)

See acccompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Six months ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2007	2006	2007	2006	June 30, 2007

Cash Flows from Operating Activities
Net loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	61,294	25,424	118,507	44,001	300,947
Compensation to directors and employees of stock options and restricted stock	188,947	282,531	325,036	436,146	1,199,913
Compensation to consultants of stock options	2,463	14,999	4,925	36,666	182,035
Warrants issued in vendor dispute	577,500	-	577,500	-	577,500
Change in assets and liabilities:
Accounts receivable	153,632	26,404	68,457	(22,546)	(134,918)
Inventories	28,875	(577,040)	(333,342)	(755,302)	(2,334,346)
Prepaid expenses	90,030	(9,367)	(7,210)	(97,752)	(77,092)
Accounts payable	(466,413)	489,044	(328,278)	601,717	273,674
Accrued expenses	(586,194)	375,056	91,759	398,192	392,197
Unearned project reimbursements	-	-	-	126,772	102,972
Unearned grants	(9,308)	75,364	(17,792)	-	48,871
Net cash used in operating activities	(1,080,397)	(1,322,252)	(2,383,475)	(2,175,230)	(9,484,241)

Cash Flows from Investing Activities
Increase in restricted cash	(3,977)	-	(7,825)	-	(360,409)
Purchases of property, plant, and equipment	(62,762)	(719,659)	(102,039)	(1,335,087)	(2,930,184)
Net cash used in investing activities	(66,739)	(719,659)	(109,864)	(1,335,087)	(3,290,593)

Cash Flows from Financing Activities
Proceeds from note payable, bank	-	832,690	250,000	832,690	1,806,046
Payments on note payable, bank	(2,975)	-	(5,258)	-	(655,258)
Proceeds from long-term debt	-	-	-	100,000	1,172,052
Payments on long-term debt	(22,165)	(12,296)	(33,638)	(25,621)	(98,636)
Proceeds from exercise of stock option	-	3,000	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	3,316,095	-	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	2,797,301	-	2,797,301	6,639,008
Net cash provided by financing activities	3,290,955	3,620,695	3,806,199	3,712,370	15,246,120

Effect of Exchange Rates on Cash and Cash Equivalents	(5,961)	2,940	(7,145)	2,929	(16,364)

Net Increase in Cash and Cash Equivalents	2,137,858	1,581,724	1,305,715	204,982	2,454,922

Cash and Cash Equivalents - Beginning of Period	317,064	969,506	1,149,207	2,346,248	-

Cash and Cash Equivalents - End of Period	$2,454,922	$2,551,230	$2,454,922	$2,551,230	$2,454,922

- Continued -

See accompanying notes.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three months ended		Six months ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2007	2006	2007	2006	June 30, 2007

Supplemental Cash Flow Information

Interest paid	$66,457	$5,920	$80,370	$12,775	$150,579

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution for expenses paid by founder	$-	$-	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for conversion of debt	$-	$-	$-	$-	$557,051

Acquistion of property, plant, and equipment through financing	$-	$-	$111,450	$51,101	$692,081

Payables for construction in progress	$-	$9,945	$-	$32,594	$232,208

Receivable for state loan	$-	$-	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature accreted as a dividend	$-	$-	$1,889,063	$-	$1,889,063

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

Description of Business – A Corporation in the Development Stage

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

Period from Inception
(May 19, 2003) to
June 30, 2007

Net loss attributable to common stockholders, as reported	$(11,905,057)

Add: options and restricted stock-based employee compensation expense included in reported net loss	1,199,913
Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(1,385,715)

Pro forma net loss attributable to common stockholders	$(12,090,859)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and six months ended June 30, 2007 was $188,947 and $325,036, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 7).

Warrants

We have granted warrants to certain finders in our private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on our financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument (Note 8).

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

The following table summarizes additional information about stock options outstanding and exercisable as of June 30, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$1.00	553,666	8.2	$1.00	332,666	$1.00
$3.50	285,000	8.7	$3.50	48,000	$3.50
$2.95	85,000	9.6	$2.95	17,000	$2.95
$3.15	35,000	9.7	$3.15	7,000	$3.15
$1.70	50,000	9.9	$1.70	-	$1.70

	1,008,666	8.6	$1.99	404,666	$1.42

8. WARRANTS

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

9. COMMITMENTS AND CONTINGENCIES

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

Results of Operations

A summary statement of our operations, for the three and six month periods ended June 30, 2007 and 2006 and for the period from inception through June 30, 2007 follows:

Summary Statement of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30		From Inception (May 19, 2003) to
	2007	2006	2007	2006	June 30, 2007
Sales	$203,383	$47,119	$441,673	$75,709	$763,577
Cost of Sales	170,180	39,580	372,844	55,256	650,111
Gross Profit	33,203	7,539	68,829	20,453	113,466

Operating Expenses	1,134,070	2,006,799	2,901,373	2,938,708	10,001,676

Operating Loss	(1,100,867)	(1,999,260)	(2,823,544)	(2,918,255)	(9,888,210)

Other Income (Expense)	(20,356)	(25,407)	(50,493)	(24,869)	(127,784)

Net Loss	$(1,121,223)	$(2,024,667)	$(2,883,037)	$(2,943,124)	$(10,015,994)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	-	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Stockholders	$(1,121,223)	$(2,024,667)	$(4,772,100)	$(2,943,124)	$(11,905,057)

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

For the six months ended June 30, 2007, we accreted a beneficial conversion dividend to the Series A stockholders of $1,889,063, resulting in a net loss attributable to common stockholders of $4,772,100. We recorded net losses attributable to common stockholders totaling $11,905,057 from inception (May 19, 2003) through June 30, 2007. We did not record any dividends during the six months ended June 30, 2006.

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

o
A one-megawatt hydrogen-fueled genset could offer a clean, economical energy solution to any large manufacturing facility that produces stranded hydrogen. The hydrogen that would otherwise be burned as a waste product could be used in this genset to produce clean, electrical energy that, in turn, could be used to power the facility.

o
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

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Report on Form 10-QSB/A is neither an offer to sell nor a solicitation of an offer to buy any of these securities.  This portion of this report is being filed pursuant to and in accordance with Rule 135c under the Securities Act. Shares of the Series B Preferred Stock are no longer being offered by the company.

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