Form 10QSB/A
period 2007-09-30
HYDROGEN ENGINE CENTER, INC.
filed 2008-05-19
CIK 1272703

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

* See explanatory note regarding amendment on next page

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-QSB for the nine months ending September 30, 2007 and the period from inception (May 19, 2003) to September 30, 2007 as a result of our evaluation of the anti-dilution rights associated with the shares of Series A Convertible Preferred Stock issued in 2006. As a result of these anti-dilution rights and the sale of the Series B Preferred Stock on March 27, 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. We have concluded that this reduced conversion price resulted in a noncash, quasi dividend totaling $1,889,063 for the nine months ending September 30, 2007 and the period from inception (May 19, 2003) to September 30, 2007. Our previously filed financial statements for these periods did not reflect this quasi dividend.

The condensed consolidated statements of operations, condensed consolidated balance sheet and accompanying notes have been restated to reflect this quasi dividend and to adjust the net loss attributable to common shareholders. We are also revising Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion under Item 3. Controls and Procedures, in light of the restatement. Except as described above, no other changes were made to the Form 10-QSB as previously filed.

FORM 10-QSB

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of September 30, 2007	4

	Condensed Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30, 2007 and 2006 and the period from inception (May 19, 2003) through September 30, 2007	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months and Three Months Ended September 30, 2007 and 2006 and the period from inception (May 19, 2003) through September 30, 2007	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30

	Notes About Forward-looking Statements	30

SIGNATURES		31

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

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheet

September 30,
LIABILITIES AND EQUITY	2007
(Unaudited)

Current Liabilities
Notes payable, bank	$1,409,875
Current portion long-term debt	36,636
Current installments of obligation under capital lease	43,899
Accounts payable	222,697
Accrued expenses	200,917
Accrued interest	116,454
Unearned project reimbursements	102,972
Unearned grants	40,335
Total current liabilities	2,173,785

Long-term debt, net of current maturities	750,008
Obligation under capital lease, excluding current installments	92,785
842,793
Total liabilities	3,016,578

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 1,000,000 shares authorized, 465,000 shares issued and outstanding	465
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, 1,932,846 shares issued and outstanding	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,834,539 shares issued and outstanding	26,834
Additional paid-in capital	17,727,020
Accumulated other comprehensive loss - foreign currency	(2,988)
Deficit accumulated during the development stage	(13,191,472)
Total stockholders' equity	4,561,792

Total Liabilities and Stockholders’ Equity	$7,578,370

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Sales	$86,047	$126,331	$527,720	$202,040	$849,624

Cost of Sales	74,299	113,109	447,143	168,365	724,410

Gross Profit	11,748	13,222	80,577	33,675	125,214

Operating Expenses
Sales and marketing	64,488	263,442	231,236	675,930	1,212,397
General and administrative	610,243	852,886	2,167,029	2,426,617	5,832,557
Research and development	361,089	438,290	1,109,662	943,042	2,986,895
Settlement of vendor dispute	-	-	448,011	-	577,500
Decline in market value of inventory, net of recoveries	239,598	75,980	220,853	523,717	667,745

	1,275,418	1,630,598	4,176,791	4,569,306	11,277,094

Operating Loss	(1,263,670)	(1,617,376)	(4,096,214)	(4,535,631)	(11,151,880)

Other Income (Expense)
Interest income	24,935	12,939	60,681	38,852	151,676
Interest expense	(46,653)	(32,156)	(132,892)	(82,938)	(301,178)
Loss on sale of asset	(1,027)	-	(1,027)	-	(1,027)
	(22,745)	(19,217)	(73,238)	(44,086)	(150,529)

Net Loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)

Series A Preferred stock beneficial conversion feature accreted as a dividend	-	-	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Stockholders	$(1,286,415)	$(1,636,593)	$(6,058,515)	$(4,579,717)	$(13,191,472)

Weighted-average shares outstanding	25,773,966	25,180,764	25,749,887	24,967,619

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.24)	$(0.18)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Cash Flows from Operating Activities
Net loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	50,207	46,914	168,714	90,915	351,154
Compensation to directors and employees of stock options and restricted stock	153,759	174,594	478,795	610,740	1,353,672
Compensation to consultants of stock options	2,463	4,649	7,388	41,315	184,498
Warrants issued in vendor dispute	-	-	577,500	-	577,500
Change in assets and liabilities:
Accounts receivable	33,743	(91,555)	102,200	(114,101)	(101,175)
Inventories	(16,316)	(959,299)	(349,658)	(1,714,601)	(2,350,662)
Prepaid expenses	7,356	34,988	(26,312)	(62,764)	(96,194)
Accounts payable	274,082	280,587	(54,196)	779,004	547,756
Accrued expenses	(67,734)	44,533	44,762	442,725	247,155
Accrued interest	12,688	-	18,409	-	116,454
Unearned project reimbursements	-	-	-	126,772	102,972
Unearned grants	(8,536)	-	(26,328)	-	40,335
Net cash used in operating activities	(844,703)	(2,101,182)	(3,228,178)	(4,379,712)	(10,328,944)

Cash Flows from Investing Activities
Increase in restricted cash	(4,021)	-	(11,846)	-	(364,430)
Proceeds from sale of assets	36,000	-	36,000	-	36,000
Purchases of property, plant, and equipment	(65,815)	(153,370)	(167,854)	(1,385,157)	(2,995,999)
Net cash used in investing activities	(33,836)	(153,370)	(143,700)	(1,385,157)	(3,324,429)

Cash Flows from Financing Activities
Proceeds from note payable, bank	-	-	250,000	832,690	1,806,046
Payments on note payable, bank	(3,560)	-	(8,818)	-	(658,818)
Proceeds from long-term debt	-	-	-	100,000	1,172,052
Payments on long-term debt	(22,471)	(12,057)	(56,109)	(37,678)	(121,107)
Proceeds from exercise of stock option	-	-	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	1,389,712	-	1,389,712	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	-	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	215,943	-	3,013,244	6,639,008
Net cash provided by (used in) financing activities	(26,031)	1,593,598	3,780,168	5,305,968	15,220,089

Effect of Exchange Rates on Cash and Cash Equivalents	13,376	(7,779)	6,231	(4,850)	(2,988)

Net Increase (Decrease) in Cash and Cash Equivalents	(891,194)	(668,733)	414,521	(463,751)	1,563,728

Cash and Cash Equivalents – Beginning of Period	2,454,922	2,551,230	1,149,207	2,346,248	-

Cash and Cash Equivalents – End of Period	$1,563,728	$1,882,497	$1,563,728	$1,882,497	$1,563,728

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

Foreign Currency Translation

Our results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates. Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Accumulated other comprehensive loss – foreign currency.

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

SFAS 123R requires the use of a valuation model, explained in Note 10, to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 10), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
September 30, 2007

Net loss attributable to common shareholders, as reported	$(13,191,472)

Add: options and restricted stock-based employee compensation expense included in reported net loss	1,353,672
Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(1,539,474)

Pro forma net loss attributable to common shareholders	$(13,377,274)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and nine months ended September 30, 2007 was $153,759 and $478,795, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 10).

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

9. COMMON STOCK

On September 29, 2007, 465,000 shares of our Series A Preferred Stock automatically converted to 755,625 shares of common stock per the terms of the Certificate of Designation for the Series A Preferred Stock dated September 29, 2006. In addition, on October 4, 2007 the balance of the Series A Preferred Stock of 465,000 shares converted to 755,625 shares of Common Stock.

10. STOCK-BASED COMPENSATION

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

					Period from Inception
	For the three months ending September 30,		For the nine months ending September 30,		(May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Risk-free interest rate	4.7%	4.6%	4.7%	4.6%	4.2%
Expected volatility	96.4%	116%	96.4%	116%	148.9%
Expected life (in years)	5.5	5.5	5.5	5.5	7.5
Dividend yield	-	-	-	-	-
Weighted-average estimated fair value of options granted during the period	$.99	$2.80	$.99	$2.80	$.99

The following table summarizes the activity for outstanding employee and non-employee stock options for the nine months ended September 30, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2006	838,666	$1.85
Granted	195,000	$1.34
Forfeited	(27,500)	$1.00
Balance at September 30, 2007	1,006,166	$1.16	8.4	$593,638
Vested and exercisable as of September 30, 2007	545,916	$1.08	8.1	$365,764
Vested and expected to vest as of September 30, 2007	991,074	$1.16	8.4	$584,734

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

11. COMMITMENTS AND CONTINGENCIES

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

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-QSBA. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. READERS SHOULD CAREFULLY READ OUR FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS THE "RISK FACTORS" DESCRIBED IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006.

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

We believe that our control and fuel delivery systems will also allow us to offer distributed power generation solutions to a wide variety of markets, as demonstrated in our current products. For example, we have delivered a 50kW Oxx Power™ genset to Grasim Industries in India. This genset runs on hydrogen that is a byproduct of the chlor-alkali manufacturing process. It therefore offers the potential of low cost, clean energy to run the manufacturing facility. We believe this can deliver the power of clean, low cost energy, independent of foreign oil sources, and independent of the strained power grid. This proof point is in place and we believe based on our recent meetings with Grasim, that this solution is highly scalable. We anticipate that we will receive an additional order from Grasim Industries. Another example of the viability of our generator systems occurred on October 4, 2007, when HEC completed the final acceptance test phase on our 4 + 1™ 250kW hydrogen generator for Natural Resources Canada (NRCAN). NRCAN is is planning to use our genset technology to prove that continuous power generation from wind energy is achievable. This proof point applies to other renewable energy sources such as solar and hydro. This technology is also highly scalable. We anticipate being engaged to perform additional services to complete grid integration for the 4 + 1™ 250kW genset.

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

Overview

We are a development stage company being built upon the vision of carbon-free, energy independence. We offer cost effective clean energy technologies designed to generate and use clean power on demand, where needed. Technologies are available today that enable engines and generator systems to run efficiently on hydrogen, gasoline, propane, natural gas, ethanol and other fuels. The engines can run on various grades of hydrogen, or on mixed gases such as natural gas and hydrogen. We have generated revenue through the sale of engines, open power units and generator systems using our high-quality, reliable remanufactured engines and our new Oxx Power™ engines. We believe that revenue from these sources, along with revenue from our power generation technologies, will help support our continuing operations and assist with funding for our research and development efforts relating to our clean energy solutions.

Results of Operations

A summary statement of our operations, for the three and nine month periods ended September 30, 2007 and 2006 and for the period from inception through September 30, 2007 follows:

Summary Statement of Operations
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		From Inception (May 19, 2003) to
	2007	2006	2007	2006	September 30, 2007

Sales	$86,047	$126,331	$527,720	$202,040	$849,624
Cost of Sales	74,299	113,109	447,143	168,365	724,410
Gross Profit	11,748	13,222	80,577	33,675	125,214

Operating Expenses	1,275,418	1,630,598	4,176,791	4,569,306	11,277,094

Operating Loss	(1,263,670)	(1,617,376)	(4,096,214)	(4,535,631)	(11,151,880)

Other Income (Expense)	(22,745)	(19,217)	(73,238)	(44,086)	(150,529)

Net Loss	$(1,286,415)	$(1,636,593)	$(4,169,452)	$(4,579,717)	$(11,302,409)

Series A Preferred stock beneficial conversion feature accreted as a dividend	-	-	(1,889,063)	-	(1,889,063)

Net Loss Attributable to Common Stockholders	$(1,286,415)	$(1,636,593)	$(6,058,515)	$(4,579,717)	$(13,191,472)

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

•
We are currently testing ammonia as a fuel alternative, using our proprietary controls to allow an HEC open power unit to operate an irrigation pump in California. To date, this engine has run successfully on ammonia (using propane as a catalyst), for over 200 hours. We will soon begin the testing of another ammonia powered engine in order to obtain related data for emissions and fuel consumption. We anticipate that by using ammonia as a fuel we could reduce emissions and reduce our dependence on foreign oil while bridging the lack of a developed hydrogen infrastructure. Recently, the State of Washington added ammonia to its list of official alternative vehicle fuels. We are hopeful that other states will follow. A significant effort by a number of groups is underway to affect this goal. Ammonia (NH3) also known as anhydrous ammonia contains no carbon, stores like propane and is the second most prevalent chemical in the world. An infrastructure for ammonia is already in place, ammonia pipelines can be found in many areas of the United States and distribution of the fuel is already established.

•
We have begun work with our new partner in India, Belliss Co, Ltd, and have several projects in process that we hope will result in significant orders. A sales visit in India is ongoing at the time of filing of this report.

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

During the nine months ended September 30, 2007 we accreted a beneficial conversion dividend to the Series A stockholders of $1,889,063, resulting in a net loss attributable to common stockholders of $6,058,515. We recorded net losses attributable to common stockholders totaling $13,191,472 from inception (May 19, 2003) through September 30, 2007. We did not record any dividends during the nine months ended September 30, 2006.

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

Our accounts payable decreased from $498,316 on December 31, 2006 to $222,697 on September 30, 2007.

At September 30, 2007, we had current assets of $4,229,593 and stockholders’ equity of $4,561,792, compared to current assets of $3,776,052 and stockholders’ equity of $4,045,170, at December 31, 2006. Our aggregated net loss from inception is $13,191,472. Our cumulative net loss has resulted principally from expenditures related to the commencement of operations and development of our technologies.

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

We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue our operations. Efforts are ongoing to raise new capital. We have engaged an investment banking firm that is experienced in our sector to assist in our efforts. Funding is needed to implement our business plans. As of November 9, 2007, we had cash of $1,059,588, accounts receivable of $196,283 and accounts payable of $90,323. If we are unable to raise sufficient funds, we would curtail expenditures for research and development including engine certification and engine development. With our existing capital, and projected sales revenue, we anticipate that we can fund our operations through February 2008 without additional capital. These timeframes will vary if events occur which negatively (or positively) affect our operations, including delays in anticipated sales. There can be no assurance that we will successfully raise additional capital in an amount sufficient to satisfy our requirements. Also, there are no assurances that additional capital will be available at terms acceptable to the company. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Report on Form 10-QSBA is neither an offer to sell nor a solicitation of an offer to buy any of these securities. This portion of this report is being filed pursuant to and in accordance with Rule 135c under the Securities Act. Shares of the Series B Preferred Stock are no longer being offered by the company.

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