Form 10-Q
period 2008-03-31
HYDROGEN ENGINE CENTER, INC.
filed 2008-05-20
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a smaller reporting company. See definition of "large accelerated filer” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 28, 2008
Series B Preferred	1,932,846
Common	27,590,164

FORM 10-Q

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and the period from inception (May 19, 2003) through March 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and the period from inception (May 19, 2003) through March 31, 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits and Reports on Form 8-K	29

	Notes About Forward-looking Statements	29

SIGNATURES		30

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$161,578	$713,289
Restricted cash	116,454	115,157
Accounts receivable	112,135	134,237
Inventories	1,578,085	1,655,359
Prepaid expenses	78,786	89,901
Total current assets	2,047,038	2,707,943

Property, Plant and Equipment
Building	2,271,209	2,271,209
Equipment	899,391	908,999
Land and improvements	472,504	472,504
	3,643,104	3,652,712
Less accumulated depreciation	431,285	375,178
Net property and equipment	3,211,819	3,277,534

Total Assets	$5,258,857	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND EQUITY
Current Liabilities
Notes payable, banks	$580,046	$594,677
Current portion long-term debt	43,337	30,350
Current installments of obligation under capital lease	46,637	45,247
Accounts payable	156,207	146,585
Accrued expenses	221,964	207,328
Accrued interest	141,220	129,965
Unearned grants	24,184	30,977
Total current liabilities	1,213,595	1,185,129

Long-term debt, net of current maturities	1,310,625	1,338,235
Obligation under capital lease, excluding current installments	68,761	80,955
	1,379,386	1,419,190
Total liabilities	2,592,981	2,604,319

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, 1,932,846 shares issued and outstanding	1,933	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized, 27,590,164 shares issued and outstanding	27,590	27,590
Additional paid-in capital	17,898,075	17,749,788
Accumulated other comprehensive loss - foreign currency	(7,938)	(3,412)
Deficit accumulated during the development stage	(15,253,784)	(14,394,741)
Total stockholders' equity	2,665,876	3,381,158

Total Liabilities and Stockholders’ Equity	$5,258,857	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$161,685	$238,290	$1,224,388

Cost of sales	150,367	202,664	1,072,151

Gross Profit	11,318	35,626	152,237

Operating Expenses
Sales and marketing	84,065	88,514	1,285,101
General and administrative	570,904	823,422	7,042,312
Research and development	191,266	407,357	3,441,769
Losses (recovery) related to inventory	(11,904)	448,011	1,527,619

	834,331	1,767,304	13,296,801

Operating Loss	(823,013)	(1,731,678)	(13,144,564)

Other Income (Expense)
Interest income	4,429	11,501	168,481
Interest expense	(40,459)	(41,637)	(381,904)
Loss on sale of asset	-	-	(6,734)
	(36,030)	(30,136)	(220,157)

Net Loss	$(859,043)	$(1,761,814)	$(13,364,721)

Series A Preferred stock beneficial conversion feature accreted as a dividend	$-	$(1,889,063)	$(1,889,063)

Net Loss Attributable To Common Stockholders	$(859,043)	$(3,650,877)	$(15,253,784)

Weighted -average shares outstanding	27,498,164	25,472,024

Basic and diuluted net loss per share	(0.03)	(0.14)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		From Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(859,043)	$(1,761,814)	$(13,364,721)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	65,715	57,213	492,558
Compensation to directors and employees of stock options and restricted stock	138,005	136,089	1,512,424
Compensation to consultants of stock options	10,282	2,462	197,092
Warrants issued in vendor dispute	-	-	577,500
Loss on sale of assets	-	-	6,734
Change in assets and liabilities:
Accounts receivable	22,102	(85,175)	(112,135)
Inventories	77,274	(362,217)	(1,557,020)
Prepaid expenses	11,115	(97,240)	(100,243)
Accounts payable	9,622	138,135	240,063
Accrued expenses	14,636	677,953	268,202
Accrued interest	11,255	-	141,220
Unearned grants	(6,793)	(8,484)	24,184
Net cash used in operating activities	(505,830)	(1,303,078)	(11,674,142)

Investing Activities
Withdrawal/(Deposit) of restricted cash	(1,297)	(3,848)	(116,454)
Proceeds from sale of assets	-	-	36,500
(Purchases)/Impairment of property, plant, and equipment	-	(39,277)	(3,012,679)
Net cash used in investing activities	(1,297)	(43,125)	(3,092,633)

Financing Activities
Proceeds from note payable, bank	-	250,000	1,839,420
Payments on note payable, bank	(14,630)	(2,283)	(927,774)
Proceeds from long-term debt	-	-	1,172,052
Payments on long-term debt	(25,428)	(11,473)	(169,323)
Proceeds from exercise of stock option	-	-	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	279,000	3,595,095
Issuance of common stock in private placements, net of expenses	-	-	6,639,008
Net cash provided by (used in) financing activities	(40,058)	515,244	14,936,291

Effect of Exchange Rates on Cash and Cash Equivalents	(4,526)	(1,184)	(7,938)

Net Increase (Decrease) in Cash and Cash Equivalents	(551,711)	(832,143)	161,578

Cash and Cash Equivalents - Beginning of Period	713,289	1,149,207	-

Cash and Cash Equivalents - End of Period	$161,578	$317,064	$161,578

- continued -

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensend Consolidated Statements of Cash Flows
(Unaudited)

-Continued-

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Interest paid	$29,111	$13,913	$240,401

Supplemental Disclosures of Noncash Investing and Financing Activities

Additional paid-in capital contribution for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for conversion of debt	$-	$-	$557,051

Acquistion of property, plant, and equipment through financing	$-	$111,450	$692,081

Payables for construction in progress	$-	$-	$232,208

Receivable for state loan	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature accreted as a dividend	$-	$1,889,063	$1,889,063

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies

Hydrogen Engine Center, Inc. is a Nevada corporation with operations at, Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”), and Hydrogen Engine Center (HEC) Canada Inc. (“HEC Canada”).

HEC Iowa was incorporated on May 19, 2003 (“inception date”) for the purpose of commercializing environmentally friendly internal combustion systems for industrial engines and generator sets. HEC Iowa’s operations are located in Algona, Iowa.

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets. HEC Canada is located in Quebec, and works with Universite Du Quebec at Trois-Rivieres.

Description of Business – A Corporation in the Development Stage

We develop systems and processes used in the design, manufacture and distribution of alternative fuel internal combustion engines, engine controls and generator systems. These technologies are for use by customers and partners in the industrial and power generation markets. We have filed and continue to file patents around these next generation systems and processes. These solutions and the engines using them are designed to run on alternative fuels including but not limited to hydrogen, ammonia, ethanol, natural gas, propane and gasoline. Our engines and engine products are sold under the brand name Oxx Power®.

Through March 31, 2008, we remain in the development stage. Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the company’s Form 10-KSB filed April 15, 2008.

The results of operations for the quarterly period ended March 31, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology. As such, we have incurred substantial operating losses. We expect to incur operating losses in 2008. We have financed all development, sales and operations since inception through equity and debt financings. We continue to take steps to lower our monthly cash expenditures. On April 11, 2008, we entered into an agreement to sell up to a maximum of $4,000,000 in equity securities over twenty-four months to a hedge fund. The agreement requires that we register stock prior to receiving any funds. The registration process with the Securities and Exchange Commission could take 60 to 90 days or longer. With our existing capital, projected sales revenue, and secured financing, we anticipate that we can fund our operations through July, 2008, without additional capital. As of May 13, 2008, we have approximately $192,303 in cash, $79,195 in trade receivables and $139,833 in trade payables. We have sales orders of approximately $253,757 (approximately $140,000 of which are scheduled to be delivered in May 2008) and an expected tax refund of approximately $30,000. In addition, we have available funds from a line of credit from a bank in the amount of $165,000. As our funding efforts continue, we plan to stage our growth by expanding our sales and marketing programs, and by proceeding with technology development, patent filings and essential engine certification. While interest in the alternative energy sector is strong, we are prepared to further curtail spending if needed. These timeframes may vary if events occur which negatively or positively affect our operations.

Our continuing operations are dependent upon obtaining financing. There can be no assurance that we will successfully complete the required stock registration or be able to draw funds in a timely manner. These conditions raise substantial doubt about the ability to continue as a going concern.

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

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first out method) or market value (Note 3). We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months ended March 31, 2008 we allocated approximately $4,000 of overhead to inventory and approximately $49,500 of overhead to inventory from inception (May 19, 2003) to March 31, 2008. For the three months ended March 31, 2007 we allocated approximately $5,000 of overhead to inventory. The balance of fixed production overhead is recorded in general and administrative costs.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the three months ended March 31, 2008, we did not record a reduction in research and development expense resulting from business agreements. From inception (May 19, 2003) to March 31, 2008, we recorded $273,913, as a reduction in research and development expense.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months ending March 31, 2008 totaled $121,484. For the period from inception (May 19, 2003) to March 31, 2008 pre-production expense was $1,464,918.

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

SFAS 123R requires the use of a valuation model (Note 8), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 8), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied, prior to January 1, 2006, the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure.”

Period from Inception
(May 19, 2003) to
March 31, 2008

Net loss attributable to common shareholders, as reported	$(15,253,784)

Add: options and restricted stock-based employee compensation expense included in reported net loss attributable to common shareholders	1,512,424
Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(1,698,226)

Pro forma net loss attributable to common shareholders	$(15,439,586)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months ended March 31, 2008 was $138,005.

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 8).

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

Reclassifications

Certain amounts in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss as previously reported.

2. FAIR VALUE INSTRUMENTS

Effective January 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets. When identical assets are not traded in active markets, we look to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and we must use alternative valuation techniques to derive a fair value measurement.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	In Consolidated
	Balance Sheet	Fair Value	Fair Value Measurement Using
	March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3

Money Market Funds	$61,656	$61,656	$61,656	$-	$-

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2008, we did not elect such option for our financial instruments and liabilities.

3. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	March 31, 2008	December 31, 2007
	(unaudited)
Component parts	$1,216,738	$1,266,612
Work in process	36,444	10,407
Finished goods	324,903	378,340
Totals	$1,578,085	$1,655,359

4. NOTES PAYABLE, BANK

At March 31, 2008, we had a letter of credit with a bank in the amount of $108,000. The letter of credit bears interest equal to the bank’s prime rate and had a balance of $0 at March 31, 2007. The letter of credit is secured by a certificate of deposit in the amount of $116,454. On April 15, 2008, the line of credit was dissolved and the restriction on the certificate of deposit was lifted.

On March 24, 2008, we obtained a line of credit from a bank for $250,000. The line of credit expires August 1, 2008 and is secured by real estate and a business security agreement. The line of credit carries a variable interest rate equal to 1.5% above the Wall Street Journal U.S. Prime Rate. At March 31, 2008 the balance on the line of credit was $0 and carried an interest rate of 6.75%. As of May 13, 2008 we had drawn $85,000 from this line of credit for operating expenses.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Note payable to City of Algona. See (a)	$155,000	$160,000

Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124

Note payable to Algona Area Economic Development Corporation. See (c)	60,881	64,827

Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000

Note payable to finance company. See (e)	-	6,388

Note payable to bank. See (f)	591,956	594,246

	1,353,962	1,368,585

Less amounts due within one year	43,337	30,350

Totals	$1,310,625	$1,338,235

Future maturities of long-term debt at March 31, 2008 are as follows:

2009	$591,011
2010	169,562
2011	200,330
2012	148,800
Thereafter	200,922
Total long-term debt	$1,310,625

(a) In September 2005, we obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided we create and retain at least 42 new full-time positions for five years. If such requirements are not met, interest on the loan will be payable at 10% per annum. At this time the requirements have not been met. Therefore, as of March 31, 2008, we have accrued interest on the note in the amount of $45,974. The loan is collateralized by real estate.

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

At this time the requirements have not been met. Therefore, as of March 31, 2008, we have accrued interest in the amount of $32,283. The loan is secured by the real estate.

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

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. We received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. We are required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires end-of-year status reports to ensure compliance. At this time the requirements have not been met. Therefore, as of March 31, 2008, the total amount of interest accrued was $20,984. The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. We received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately. If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. We are accruing interest on this note until the terms of the note have been met. The total amount of interest accrued at March 31, 2008 was $34,973. The note is secured by a security agreement on our assets.

At March 31, 2008 we have created 17 jobs to meet the above job creation requirement.

(e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note. At March 31, 2008, the entire remaining balance is due within one year and considered current.

(f) On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on December 31, 2007 was $594,246. This note matures on April 1, 2009, and carries a variable interest rate equal to the Wall Street Journal U.S. Prime Rate. At March 31, 2008, the interest rate on the note was 5.25% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

6. CAPITALIZED LEASES

We have entered into three capital lease agreements, to purchase equipment with a net book value of $126,382 at March 31, 2008. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of March 31, 2008:

2008	$43,086
2009	57,448
2010	19,889
2011	11,586
2012	635
Total minimum lease payments	132,644
Less amount representing interest	17,246
Present value of minimum lease payments	115,398
Less amounts due within one year	46,637
Totals	$68,761

7. GRANTS AND INCENTIVE PROGRAMS

On June 28, 2005, we signed an Enterprise Zone (EZ) Agreement with the Iowa Department of Economic Development (“IDED”). This agreement was later amended, September 26, 2006, to include both properties on our production site. This agreement provides certain benefits and in order to receive these benefits, we were required to create 59 new full-time equivalent jobs at our project site within three years of the date of the agreement. We were also required pay a median wage of $23.89 per hour and pay 80% of the employees’ medical and dental insurance. Within three years of the effective date of the agreement, we were also required to make a capital investment of at least $1,329,716 within the Enterprise Zone. If we do not meet these requirements, a portion of the incentives and assistance will have to be repaid, which will be based on the portion of requirements that we have met.

At March 31, 2008, we had not met all of our obligations for the EZ agreement and we have determined that we will not meet all of the requirements of this agreement before June 28, 2008. We have recorded the benefits we have received from this program as liabilities estimated to be $103,000. We have notified IDED of our inability to meet our job creation obligations and we are in the process of providing them with essential information so that our liability for this program can be determined.

8. STOCK-BASED COMPENSATION

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At March 31, 2008, there were 696,084 shares available for grant and 1,303,916 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 231,666 were granted as non-employee stock options, and 711,250 were granted as employee and director stock options.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $14 million and $1 billion, in addition to our actual history over a twenty-eight month period.

	For the three months ending		Period from Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
Risk-free interest rate	3.6%	4.7%	4.2%
Expected volatility	81.0%	100.8%	146.5%
Expected life (in years)	4.0	5.5	7.4
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$0.27	$2.38	$0.97

The following table summarizes the activity for outstanding employee and non-employee stock options for the three months ended March 31, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2007	884,916	$1.16
Granted	50,000	$.46
Balance at March 31, 2008	934,916	$1.12	5.02	$0
Vested and exercisable as of March 31, 2008	629,916	$1.05	3.38	$0
Vested and expected to vest as of March 31, 2008	906,869	$1.15	5.02	$0

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $0.40 on March 31, 2008, the last day of trading in March.

There were no stock options exercised during the three months ending March 31, 2008.

As of March 31, 2008, there was approximately $772,475 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 5.86 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the three months ended March 31, 2008:

	Unvested Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2007	92,000	$1.00
Vested	-	-
Unvested at March 31, 2008	92,000	$1.00

As of March 31, 2008, there was approximately $63,212 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 2.42 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of March 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.40	20,000	10.00	$.40	10,000	$.40
$0.50	30,000	2.88	$.50	30,000	$.50
$1.00	481,666	2.72	$1.00	429,666	$1.00
$1.34	393,250	7.62	$1.34	160,250	$1.34
$1.40	10,000	9.41	$1.40	-	$-

	934,916	5.01	$1.05	629,916	$1.05

9. SUBSEQUENT EVENT

Standby Equity Distribution Agreement (SEDA)

In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with an investor on April 11, 2008. For a two-year period beginning on the date on which the SEC first declares effective a registration statement registering the resale of our shares by the Investor, we will have the right, at our discretion, to sell shares of our common stock to the Investor for a total purchase price of up to $4,000,000. For each share of common stock purchased under the SEDA, the Investor will pay ninety-three (93%) of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA). Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date. The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. READERS SHOULD CAREFULLY READ OUR FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS THE "RISK FACTORS" DESCRIBED IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-KSB FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007.

General

Hydrogen Engine Center, Inc. (“HEC”, “we”, “us”, “our” or the “company”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs. Today, we offer technologies that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plan is centered on a growing portfolio of intellectual property that we expect to play an increasing role in addressing the world’s energy needs as well as its environmental concerns. Our long-term plans include revenue-generating opportunities from licensing fees and from the production and marketing, often in collaboration with others, of our technologies and products to a wider variety of end-users and manufacturers. As the price of gasoline increases, and the price of hydrogen declines, we believe our market position is improving.

We expect future revenue generation from the sale of hydrogen or ammonia-fueled engines and electrical power generation systems (“gensets”) for dedicated uses, such as airport ground support and irrigation pumping. We are, for example, currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Many airports are seeking clean-energy solutions for operation of ground support vehicles. We believe we are uniquely situated to meet the needs of this market. We have constructed the facility and developed the discipline necessary to enable us to build and sell approximately 700 high-quality engines over a period of 2.5 years. We have developed our own proprietary controller that enables our engines to run efficiently on hydrogen. Of the 14 hydrogen-fueled engines we have sold with this controller, none have experienced controller failure in the field.

The accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 and the condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the quarters ended March 31, 2008 and 2007 and for the period from inception (May 19, 2003) to March 31, 2008 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

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

We have funded our operations from inception through March 31, 2008, through a series of financing transactions, including convertible loans and Private Offerings. In April 2008, we entered into a SEDA which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000), subject to our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA. We expect to access the SEDA in July 2008. We view the SEDA as a financial safety net and we do not intend to access the full amount that may become available to us unless alternative financing on terms deemed acceptable to the company is not available. See “Liquidity and Capital Resources - Terms of the SEDA” below.

Results of Operations

A summary statement of our operations, for the quarters ended March 31, 2008 and 2007 and for the period from inception through March 31, 2008 follows:

	2008	2007	From Inception (May 19, 2003) to March 31, 2008
Revenues	$161,685	$238,290	$1,224,388
Cost of Sales	150,367	202,664	1,072,151
Gross Profit	11,318	35,626	152,237

Operating Expenses	834,331	1,767,304	13,296,801
Loss from Operations	(823,013)	(1,731,678)	(13,144,564)

Other Expense	(36,030)	(30,136)	(220,157)
Net Loss	$(859,043)	$(1,761,814)	$(13,364,721)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	$(1,889,063)	$(1,889,063)

Net Loss Available to Common Stockholders	$(859,043)	$(3,650,877)	$(15,253,784)

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

Revenues

Revenues in the period ended March 31, 2008 totaled $161,685, a decrease of 32.15% compared to revenues of $238,290 in 2007. However we believe sales for the second quarter 2008 will show an increase compared to the second quarter of 2007. For the period ended March 31, 2008 we realized $112, 013 from the sale of 87 of our 4.9L remanufactured engines, $29,821 from the sale of three new 4.9L Oxx Power® engines and five new Oxx Power® power units and $19,851 from the sale of parts. For the period ended March 31, 2007 we realized $238,290 from the sale of eight Oxx Power® engines, thirty-three open power units and eighteen remanufactured engines. From inception to date we have realized revenues of $1,224,388.

We also derive income through business agreements for the development and/or commercialization of our hydrogen and ammonia products, which are not reflected in our revenue. We record income related to business agreements as a reduction in research and development expense. The expenses we incur are recorded as research and development costs. During the period ended March 31, 2008, we did not record a reduction in research and development expense resulting from business agreements. During the period ended March 31, 2007 we realized project reimbursements in the amount of $30,000 from delivery of one 50kW hydrogen genset.

Cost of Sales and Gross Profit

We realized gross profit on our revenues of approximately 7.0% in 2008 and approximately 15.0% in 2007. The decrease in gross profit is due primarily to a higher number of open power units sold in 2007 compared to 2008 and to a reduction in the price of our remanufactured engines. Our decision to reduce the price on our remanufactured engines was made in response to market conditions. We expect to continue to realize gross profit margins in this range as long as our primary sales are composed of traditional fueled engines. We expect our gross profit margins to increase as we increase our alternative fuel sales.

Operating Expenses

Our sales and marketing expenses for the periods ended March 31, 2008 and 2007 were $84,065 and $88,514, respectively and the total expense from inception to date (May 19, 2003) is $1,285,101. We continue our search for technically qualified sales personnel, who we feel are key to the success of our company. We expect to be more involved in the distributed generation market because of the tightening of governmentally imposed emission standards and the growing clean-energy solutions offered by our intellectual property. We also plan to aggressively market our carbon-reduced and carbon-freed products in 2008 and expect that our sales and marketing expense may increase as we pursue national and international sales opportunities for these products.

General and administrative expenses decreased from $823,422 for the three months ended March 31, 2007 to $570,904 for the three months ended March 31, 2008. General and administrative expenses from inception (May 19, 2003) through March 31, 2008 were $7,042,312. Our general and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs such as investor relations, accounting and legal fees.

Our general and administrative expenses also include overhead and direct production expense related to pre-production costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production, personnel, purchasing costs and costs associated with production ramp up. Total pre-production expenses included in general and administrative expense for the periods ended March 31, 2008 and 2007 respectively, were $121,484 and $203,134. Pre-production expense from inception (May 19, 2003) through March 31, 2008 totaled $1,464,918.

We view our stock based compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized $138,005 in stock option and restricted stock expense for employees and directors in the three months ended March 31, 2008 and $136,089 in stock option and restricted stock expense for the three months ended March 31, 2007. Total stock option compensation for employees and directors from inception (May 19, 2003) through March 31, 2008 was $1,512,424. Stock option expense is allocated among sales and marketing expense, general and administrative expense and research and development expense.

Since inception (May 19, 2003), we have accrued approximately $38,500 in accrued property taxes and approximately $40,678 in accrued program costs related to forgivable loans and grants from state and local government sponsored programs. These expenses have also been recorded as general and administrative expenses. Expenses related to forgivable loans and grants will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs related to research and development were $191,266 and $407,357 for the periods ended March 31, 2008 and 2007, respectively. Total expense for research and development expense from inception (May 19, 2003) to March 31, 2008 is $3,441,769. Management believes that, assuming receipt of additional capital, research and development expenses will increase during 2008. Research and development costs for 2008 are expected to include the cost of engine certification along with the cost of additional engine and generator development.

We recovered $11,904 during the period ended March 31, 2008 from previously recorded inventory write downs. During the period ended March 31, 2007 we recorded an expense of $448,011 to settle a dispute with a vendor. The settlement payment was made by issuing 375,000 warrants with a three year term and an exercise price of $2.00. The fair value of the warrants was calculated using the Black Scholes Option pricing formula.

Loss from Operations

We recorded a net loss of $859,043 for the three months ended March 31, 2008 compared to a net loss of $1,761,814 for the three months ended March 31, 2007. We recorded net losses totaling $13,364,721 from inception (May 19, 2003) through March 31, 2008. We expect to continue to operate at a net loss during 2008.

During the three months ended March 31, 2008 we did not recognize any stock dividends attributable to stockholders. During the three months ended March 31, 2007, we accreted a beneficial conversion dividend to the holders of Series A Preferred Stock of $1,889,063. The stock dividend, resulted in a net loss to common stockholders of $3,650,877 for the three months ended March 31, 2007 and did not have an affect on the net loss to common stockholders at March 31, 2008. We recorded net losses attributable to common stockholders totaling $15,253,784 from inception (May 19, 2003) through March 31, 2008.

Other Income (Expense)

We had total interest income for the three months ended March 31, 2008 of $4,429 as compared to interest income received for the three months ended March 31, 2007 of $11,501. We realized interest income from inception (May 19, 2003) to March 31, 2008 of $168,481.

Interest expense for the three months ended March 31, 2008 was $40,459 and $41,637 for the three months ended March 31, 2007. Our interest expense from inception (May 19, 2003) to March 31, 2008 totaled $381,904. We accrue interest expense related to forgivable loans and grants from state and local government sponsored programs. From inception (May 19, 2003) through March 31, 2008 we have accrued approximately $136,000 in accrued interest expense related to our forgivable loans and grants and will continue to accrue these expenses until we meet certain criteria for job creation. If we can comply with the job creation criteria, these amounts would be recorded, at the time of forgiveness, as other income.

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

Stock-based Compensation

We consider certain accounting policies related to stock-based compensation to be critical to our business operations and the understanding of our results of operations. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Budget and Financing of Operations

With current cash and cash flow generated from operations we believe that we will have sufficient cash to cover operations through July, 2008. On March 24, 2008 we secured a line of credit from a local bank in the amount of $250,000. On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global, which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000) in increments not to exceed $350,000 each. We will have access to these funds over a two-year period beginning on the date on which the SEC first declares effective the registration statement to which this Prospectus is made a part, registering the resale of our shares by the YA Global. We plan to access the SEDA funds in August and will only access the SEDA funds thereafter to the extent necessary.

In addition to the above, we expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports during the first half of 2008 and we continue to engage in discussions to secure a strategic banking relationship. We believe that the combination of these opportunities and potentials can provide needed cash flow to the company throughout 2008.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of March 31, 2008, we had an accumulated deficit of approximately $15.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase as we continue to expand our operations. We had approximately $192,303 in cash, $79,195 in trade receivables and $139,833 in trade payables at May 13, 2008. As of May 13, 2008, we had sales orders of approximately $250,000 (approximately $140,000 of which are scheduled to be delivered in May 2008) and an expected tax refund of approximately $30,000. We have a balance of $165,000 remaining on our bank line of credit. If we are unable to raise additional funds through the SEDA, we anticipate that our existing capital will fund operations through July 2008. These timeframes will vary either positively or negatively based on subsequent events.

Terms of the SEDA

On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global. The SEDA provides us the opportunity, for a two-year period beginning on the date on which the SEC first declares effective the registration statement to which this Prospectus is made a part registering the resale of our shares by YA Global, to sell shares of our Common Stock to YA Global for a total purchase price of up to Four Million Dollars ($4,000,000). For each share of Common Stock purchased under the SEDA, YA Global will pay 93% of the lowest daily VWAP during the five (5) consecutive trading days after the Advance notice date. Each Advance may be for an amount not to exceed $350,000 and each Advance notice date must be no less than five (5) trading days after the prior Advance notice date. The Advance request will be reduced to the extent the price of our Common Stock during the five (5) consecutive trading days after the Advance notice date is less that 85% of the VWAP on the trading day immediately preceding the Advance notice date.

We have paid $15,000 to YA Global as a structuring and due diligence fee and are obligated to issue $160,000 worth of stock at the earlier of the date of effectiveness of the registration statement to which this Prospectus is made a part or sixty (60) days from April 11, 2008 as a commitment fee under the SEDA. We are obligated to pay a monthly monitoring fee of $3,333 during the term of the SEDA. We may terminate the SEDA upon fifteen (15) trading days of prior notice to YA Global, as long as there are no Advances outstanding and we have paid to YA Global all amount then due. A copy of the SEDA is attached as Exhibit 10.3 to the company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2008.

We have engaged Growth Energy Capital Advisors (GenCap) of Dallas, TX, an unaffiliated registered broker-dealer, to act as placement agent in connection with the SEDA. GenCap is entitled to receive a fee equal to seven percent (7%) of the gross proceeds of the SEDA and warrants to purchase a number of shares of Common Stock equal to five percent (5%) of the total number of shares issued under the SEDA (neither the warrants or shares of Common Stock issuable upon exercise of the warrants are being registered hereunder). If the company drew down on the entire Four Million Dollars ($4,000,000) available under the SEDA, GenCap would receive an aggregate placement fee equal to $280,000 plus warrants to purchase common stock.

We claim an exemption from the registration requirements of the Securities Act for the private placement of our shares in the SEDA pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The transaction does not involve a public offering, YA Global is an “accredited investor” and/or qualified institutional buyer and YA Global has access to information about the company and its investment.

Cash Flow From Operations

The following table depicts cash flow information for the periods ended March 31, 2008 and 2007 and from inception (May 19, 2003) to March 31, 2008:

			From Inception
	Three months ended March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
Net cash used in operating activities	$(505,830)	$(1,303,078)	$(11,674,142)
Net cash used in investing activities	(1,297)	(43,125)	(3,092,633)
Net cash provided by (used in) financing activities	(40,058)	515,244	14,936,291

Net cash used in operating activities were $505,830 during the three months ended March 31, 2008 compared to $1,303,078 during the same period in 2007, which constitutes a decrease of $797,248. The decrease is primarily the result of a decrease in inventory purchasing activity and efforts to reduce our operating expenses. From inception (May 19, 2003) through March 31, 2008 we have used $11,674,142 to fund our operating activities.

At March 31, 2008 we had cash on hand of $161,578 compared to cash on hand of $317,064 at March 31, 2007, compared to $713,289 at December 31, 2007.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $1,297 compared to $43,125 for the three months ended March 31, 2007. The decrease is a result of a decrease in purchases of property and equipment. We have used $3,092,633 for the purchase of property and equipment from inception (May 19, 2003) through March 31, 2008.

Cash Flow From Financing Activities

Net cash used to pay short term and long term debt during the three months ended March 31, 2008 and 2007, respectively was $40,058 and $13,756. We did not receive any proceeds from borrowings or private placements during the three months ended March 31, 2008. During the period ended March 31, 2007, we borrowed $250,000 and raised $279,000 from private placements.

During the three months ended March 31, 2008, we renewed our note with Farmers State Bank in the principal amount of $591,956. In addition, on March 24, 2008, we obtained a line of credit with Iowa State Bank in the amount of $250,000. As of May 13, 2008, we have drawn $85,000 from this line of credit.

At March 31, 2008 we had total assets of $5,258,857 and stockholders equity of $2,665,876 compared to total assets of $5,985,477 and stockholders’ equity of $3,381,158 at December 31, 2007.

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

We believe that the manufacture and sale of our current Oxx Power® engines, open power units and gensets are merely the first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Our long-term vision has been focused around three market segments: fuel delivery and controls, by-product gas, and renewables. Capital constraints have delayed our efforts to commercialize our intellectual property. However, we anticipate that revenue from these sources will continue to help support our continuing operations and assist with funding for our research and development efforts.

Our basic business plan is based upon the development of our intellectual property and the commercialization of our technologies. We currently have nine patents pending and expect to file several more during the next several months. In May 2008 we were notified that our application for a patent on a Precision Hi-speed Generator Alignment Fixture has been allowed.

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

We believe we will have expenditures of up to $500,000 in 2008 to certify the 4.9L engine. This testing procedure will be an expense of research and development. We anticipate that our research and development costs could be approximately $1 million (including this certification process) in 2008, subject to sufficient capital from anticipated financing.

Grants and Government Programs

The Iowa Department of Economic Development has provided the following funding assistance to us:

• Community Economic Betterment Account Forgivable Loan (“CEBA”)	$250,000
• Physical Infrastructure Assistance Program Forgivable Loan (“PIAP”)	$150,000
• Enterprise Zone (estimated value)	$142,715

The CEBA and PIAP programs provide that the loan amounts will be forgiven if we meet certain requirements, including the creation of 49 jobs in Iowa by July 2010. As of March 31, 2008, we had 17 employees in Iowa. We are accruing interest on these loans until we meet the terms.

Under the Enterprise Zone program, we are eligible for the following benefits provided we continue to meet certain Program requirements:

▪	Funding for training new employees through a supplemental new jobs withholding credit equal to 3% of gross wages of the new jobs created;

▪	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

▪	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

▪	An investment tax credit equal to 10% of our capital investment. This Iowa tax credit may be carried forward for up to seven years.

▪	A value-added property tax exemption. Our community has approved an exemption from taxation on a portion of the property in which our business is located.

In order to receive these benefits, we must meet a number of requirements, including the creation of 59 new full-time equivalent jobs at the company’s headquarters by June 28, 2008. We will not meet this requirement and are in discussions with the department about possible alternatives. We estimate that the amount due to the department if we are unable to negotiate more favorable terms would be approximately $103,000.

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

Employees

We currently have 20 employees, 17 of whom are in Algona, Iowa and 3 of whom are in Canada. We plan to maintain lean staffing and will only add key skill sets as required – mainly in the technical and sales disciplines.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the date of this report, management has initiated efforts to define, publish and implement policies and procedures in key areas related to its internal controls and financial reporting.  Management has enhanced its review and approval procedures in the first quarter of 2008 to include accounting reviews as it pertains to stock conversions. Management will provide education in this area and will have future conversions reviewed by an external subject matter expert.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the exchange act) that occurred in the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we granted options to purchase 20,000 shares to a director and options to purchase 30,000 shares to a consultant under the company’s 2005 Incentive Compensation Plan, with exercise prices of $0.40 - $0.50 per share. Further information about awards under the 2005 Incentive Compensation Plan is included in our Annual Report on Form 10-KSB filed with the Commission on April 15, 2008, which report is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Donald C. Vanderbrook, the company's Chief Executive Officer.

31.2	Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Donald C. Vanderbrook, the company's Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

NOTES ABOUT FORWARD-LOOKING STATEMENTS

Statements contained in this current report which are not historical facts, including some statements regarding the effects of the Merger, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements. Readers should carefully review the our financial statements and the notes thereto, as well as the "risk factors" described in the documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-KSB for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER, INC.

Date: May 20, 2008	By	/s/ Donald C. Vanderbrook
Donald C. Vanderbrook
President and Chief Executive Officer

Date: May 20, 2008	By	/s/ Sandra Batt
Sandra Batt
Chief Financial Officer