Form 10KSB/A
period 2007-12-31
HYDROGEN ENGINE CENTER, INC.
filed 2008-07-23
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A*
Amendment No. 1

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 000-50542

HYDROGEN ENGINE CENTER, INC.
 (Name of small business issuer in its charter)

Nevada	82-0497807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2502 East Poplar Street, Algona, Iowa 50511
(Address of principal executive offices)

(515) 295–3178
(issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

$0.001 par value Common Stock
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

*See explanatory note regarding amendment

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-KSB for the twelve months ended December 31, 2007 in response to an SEC comment letter dated July 9, 2008. We have reevaluated our line item “losses related to inventory” previously included in operating expenses. We have concluded that portions of these amounts were classified incorrectly and should be included in cost of goods sold for the year ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) to December 31, 2007. The Consolidated Statements of Operations and accompanying notes for these periods have been revised to reflect this reclassification. We are also revising Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in light of the restatement.

Also in response to our SEC comment letter, we have concluded that a $1,889,063 beneficial conversion feature accretion was inappropriately recorded as an increase to the accumulated deficit in our Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss and Consolidated Balance Sheet rather than a decrease to Additional Paid-In Capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Staff Accounting Bulletin (“SAB”) Topic 3 (C), “Senior Securities – Redeemable Preferred Stock.” The Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss and Consolidated Balance Sheet have been revised to reflect this change.

We are also amending Exhibit 31 in this Form 10-KSB to include the introductory language in paragraph 4 of the certification of internal controls as required by Item 601(b)(31) of Regulation S-B that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and to also include paragraph 4(b) which refers to the design of our internal control over financial reporting. Exhibit 31 has been revised to include the appropriate certification language.

This amendment also includes a correction in Exhibit 32. Previously the Section 1350 certifications read “In connection with the Annual Report of Hydrogen Engine Center, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2005…” rather than the appropriate date of December 31, 2007. Exhibit 32 has been revised using the correct date.

We are also correcting an error on page 2 in this Form 10-KSB. The “Yes” box was inappropriately checked following the statement “Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.” This “check” has been removed.

Except as described above, no other changes were made to the Form 10-KSB as previously filed.

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

•
Material Neutral Process– A patent has been filed and is pending covering a method and apparatuses for the development of a self-sustaining and carbon-free power system. The system would utilize renewable electrical power created from wind, hydro or solar to power an electrolyzer creating hydrogen “H2”. The H2 would then be synthesized into anhydrous ammonia “NH3” by adding nitrogen from the air. The NH3 would then be stored in tanks and later used as fuel in Oxx Power® generators.

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

Hydrogen as a Fuel

Our system allows engines to run on a variety of fuels, including hydrogen. We believe that one of the key attributes of our technology is that a standard production internal combustion engine can be modified to achieve near-zero emissions. We have established a process for converting certain internal combustion engines to operate efficiently with hydrogen as a fuel. Our first engines were remanufactured 6-cylinder, 4.9L internal combustion engines, based in form on the engine formerly used in the Ford F–150 pickup and currently being used in airport ground support equipment vehicles, We believe that this conversion process could apply to nearly any internal combustion engine.

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

The authorization and issuance of blank–check preferred stock may prevent or discourage a change in our management.

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

Results of Operations

A summary statement of our operations, for the years ended December 31, 2007 and 2006 and for the period from inception through December 31, 2007 follows:

	2007	2006	From Inception (May 19, 2003) to December 31, 2007
Revenues	$740,799	$278,344	$1,062,703
Cost of Sales	1,178,393	681,870	1,883,807
Gross Profit (Loss)	(437,594)	(403,526)	(821,104)

Operating Expenses	4,828,292	5,293,366	11,500,447
Loss from Operations	(5,265,886)	(5,696,892)	(12,321,551)

Other Income (Expense)	(106,835)	(55,377)	(184,127)
Net Loss	$(5,372,721)	$(5,752,269)	$(12,505,678)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	(1,889,063)	-	$(1,889,063)

Net Loss Available to Common Stockholders	$(7,261,784)	$(5,752,269)	$(14,394,741)

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

Cost of Sales and Gross Profit

We realized negative gross profit on our revenues of approximately 59% in 2007 and approximately 145% in 2006 as a result of writing down our remanufactured engine inventory and as a result of establishing an inventory allowance account for engine blocks obtained from our supplier in China, as explained below. At this time, we do not expect to record further declines in the market value of our inventory or increase our inventory allowance account. We do expect to realize gross profit margins of approximately 15% as long as our primary sales are composed of traditional fueled engines. We expect our gross profit margins to increase as we increase our alternative fuel sales.

In an effort to sell our remanufactured engine inventory, so that we can focus on the sale of our new Oxx Power® engines and generator sets, we recorded a decline in the market value of our inventory. The inventory write-downs were necessary so that we could bring the selling price of our engines in line with other engine remanufacturers. We recorded a decline in the market value of our inventory, net of recoveries of $200,714 for the year ended December 31, 2007 and $428,147 for the year ended December 31, 2006. The total decline in market value of inventory, net of recoveries is $628,861 from inception (May 19, 2003) to December 31, 2007. We are in the process of selling our entire remanufactured engine inventory

For the year ended December 31, 2007, we established an inventory allowance account in the amount of $333,162 for substandard inventory received from a supplier located in China. The inventory is covered under warranty. In 2007, the supplier relocated to a new facility and purchased new machinery. The relocation efforts have taken longer than we expected and to date the supplier has been unable to deliver the warranted inventory. The supplier has assured us that he will deliver the warranted inventory, within our product specifications. On March 10, 2008, we received sample inventory from this supplier and upon visual inspection, the inventory appears to meet our specifications. This development is encouraging as we continue our efforts to recover the warranted inventory.

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

ITEM 7.  FINANCIAL STATEMENTS.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2007 and 2006	46

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	48

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	49

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and the period from inception (May 19, 2003) through December 31, 2007	51

Notes to Consolidated Financial Statements	53

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

As discussed in Note 2 to the financial statements, the financial statements have been restated.

/s/ LWBJ, LLP
LWBJ, LLP
West Des Moines, Iowa
April 15, 2008, except as to the restatement discussed in Note 2 to the financial statements, which is as of July 21, 2008.

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2007	2006
	(Restated)

Current Assets
Cash and cash equivalents	$713,289	$1,149,207
Restricted cash	115,157	352,584
Accounts receivable	134,237	203,375
Inventories	1,655,359	2,001,004
Prepaid expenses	89,901	69,882
Total current assets	2,707,943	3,776,052

Property, Plant and Equipment
Leasehold improvements	-	17,156
Building	2,271,209	2,150,322
Equipment	908,999	757,217
Land and improvements	472,504	467,188
Construction in progress	-	64,744
	3,652,712	3,456,627
Less accumulated depreciation	375,178	182,440
Net property and equipment	3,277,534	3,274,187

Total Assets	$5,985,477	$7,050,239

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31,	December 31,
LIABILITIES AND EQUITY	2007	2006
	(Restated)

Current Liabilities
Notes payable, banks	$594,677	$568,693
Current portion long-term debt	30,350	48,289
Current installments of obligation under capital lease	45,247	8,084
Accounts payable	146,585	498,316
Accrued expenses	207,328	175,935
Accrued interest	129,965	98,045
Unearned project reimbursements	-	102,972
Unearned grants	30,977	66,663
Accrued purchase commitment losses	-	26,458
Total current liabilities	1,185,129	1,593,455

Long-term debt, net of current maturities	1,338,235	1,369,339
Obligation under capital lease, excluding current installments	80,955	42,275
	1,419,190	1,411,614
Total liabilities	2,604,319	3,005,069

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series A, $0.001 par value; 10,000,000 shares authorized,-0- and 930,000 shares issued and outstanding, respectively	-	930
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,1,932,846 and -0- shares issued and outstanding	1,933	-
Common stock, $0.001 par value; 100,000,000 shares authorized,27,590,164 and 26,143,914 shares issued and outstanding	27,590	26,144
Additional paid-in capital	15,860,725	11,160,272
Accumulated other comprehensive loss - foreign currency	(3,412)	(9,219)
Deficit accumulated during the development stage	(12,505,678)	(7,132,957)
Total stockholders' equity	3,381,158	4,045,170

Total Liabilities and Stockholders’ Equity	$5,985,477	$7,050,239

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Operations

			From Inception
	Year Ended	Year Ended	(May 19, 2003) to
	December 31, 2007	December 31, 2006	December 31, 2007
	(Restated)	(Restated)	(Restated)

Sales	$740,799	$278,344	$1,062,703

Cost of Goods Sold
Material, labor, and overhead	644,517	253,723	921,784
Inventory markdowns	533,876	428,147	962,023
	1,178,393	681,870	1,883,807

Gross Profit (Loss)	(437,594)	(403,526)	(821,104)

Operating Expenses
Sales and marketing	219,875	859,587	1,201,036
General and administrative	2,790,255	3,007,139	6,471,408
Research and development	1,370,151	1,297,151	3,250,503
Vendor settlement	448,011	129,489	577,500
	4,828,292	5,293,366	11,500,447

Operating Loss	(5,265,886)	(5,696,892)	(12,321,551)

Other Income (Expense)
Interest income	73,057	58,972	164,052
Interest expense	(173,158)	(114,349)	(341,445)
Loss on sale of asset	(6,734)	-	(6,734)
	(106,835)	(55,377)	(184,127)

Net Loss	$(5,372,721)	$(5,752,269)	$(12,505,678)

Series A Preferred stock beneficial conversion feature accreted as a dividend	(1,889,063)	-	(1,889,063)

Net Loss Attributable To Common Stockholders	$(7,261,784)	$(5,752,269)	$(14,394,741)

Weighted-average shares outstanding	26,325,151	25,207,950

Basic and diluted net loss per share	$(0.28)	$(0.23)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

										Deficit
									Accumulated	Accumulated
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Unearned	Other	During the
	Stock A	Stock A	Stock B	Stock B	Stock	Stock	Paid - in	Stock-Based	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Total

Issuance of common stock to founder in exchange for equipment and expenses incurred by founder	-	$-	-	$-	2,000,000	$2,000	$98,165	$-	$-	$-	$100,165

Net loss	-	-	-	-	-	-	-	-	-	(65,642)	(65,642)

Balance at December 31, 2003	-	-	-	-	2,000,000	2,000	98,165	-	-	(65,642)	34,523

Company - related expenses paid by founder	-	-	-	-	-	-	39,187	-	-	-	39,187

Net loss	-	-	-	-	-	-	-	-	-	(192,476)	(192,476)

Balance at December 31, 2004	-	-	-	-	2,000,000	2,000	137,352	-	-	(258,118)	(118,766)

Company - related expenses paid by founder	-	-	-	-	-	-	12,135	-	-	-	12,135

Exchange of previous shares by sole shareholder of HEC Iowa	-	-	-	-	(2,000,000)	-	-	-	-	-	-

Shares in Green Mt. Labs acquired in reverse merger	-	-	-	-	1,006,000	1,006	(1,006)	-	-	-	-

Stock split of 3.8 to 1 prior to the merger	-	-	-	-	2,816,804	2,817	(2,817)	-	-	-	-

Issuance of common stock to the sole shareholder of HEC Iowa	-	-	-	-	16,297,200	14,297	(14,297)	-	-	-	-

Issuance of restricted common stock to employees and directors	-	-	-	-	426,000	426	425,574	(275,332)	-	-	150,668

Issuance of common stock in connection with private placement, net of expenses	-	-	-	-	3,948,500	3,949	3,590,940	-	-	-	3,594,889

Issuance of common stock in connection with conversion of debt	-	-	-	-	663,401	663	556,388	-	-	-	557,051

Consultant compensation associated with stock options	-	-	-	-	-	-	133,333	-	-	-	133,333
											4,329,310

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	(2,207)	-	(2,207)
-
Net loss	-	-	-	-	-	-	-	-	-	(1,122,570)	(1,122,570)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(1,124,777)
Balance at December 31, 2005	-	$-	-	$-	25,157,905	$25,158	$4,837,602	$(275,332)	$(2,207)	$(1,380,688)	$3,204,533

- Continued -

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

										Deficit
									Accumulated	Accumulated
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Unearned	Other	During the
	Stock A	Stock A	Stock B	Stock B	Stock	Stock	Paid - in	Stock-Based	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Total

Reclassification due to implementation of SFAS 123R	-	$-	-	$-	-	$-	$(275,332)	$275,332	$-	$-	$-

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	724,209	-	-	-	724,209

Consultant compensation associated with stock options	-	-	-	-	-	-	43,777	-	-	-	43,777

Issuance of preferred stock in connection with private placement, net of expenses	930,000	930	-	-	-	-	2,778,883	-	-	-	2,779,813

Issuance of common stock in connection with private placements, net of expenses	-	-	-	-	978,009	978	3,043,141	-	-	-	3,044,119

Issuance of stock related to option exercises	-	-	-	-	8,000	8	7,992	-	-	-	8,000

											9,804,451

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	(7,012)	-	(7,012)

Net loss	-	-	-	-	-	-	-	-	-	(5,752,269)	(5,752,269)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,759,281)

Balance at December 31, 2006	930,000	$930	-	$-	26,143,914	$26,144	$11,160,272	$-	$(9,219)	$(7,132,957)	$4,045,170

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	499,542	-	-	-	499,542

Forfeiture of restricted stock					(65,000)	(65)	65				-

Consultant compensation associated with stock options	-	-	-	-			9,700	-	-	-	9,700

Issuance of preferred stock in connection with private placement Series B, net of expenses	-	-	1,932,846	1,933	-	-	3,593,162	-	-	-	3,595,095

Issuance of warrants in vendor dispute							577,500				577,500

Issuance of warrants for inventory	-	-	-	-	-	-	21,065	-	-	-	21,065

Conversion of Series A Preferred Stock to Common Stock	(930,000)	(930)	-	-	1,511,250	1,511	(581)	-	-	-	-

											8,748,072

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	5,807	-	5,807
-
Net loss	-	-	-	-	-	-	-	-	-	(5,372,721)	(5,372,721)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,366,914)

Balance at December 31, 2007 (Restated)	-	$-	1,932,846	$1,933	27,590,164	$27,590	$15,860,725	$-	$(3,412)	$(12,505,678)	$3,381,158

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(May 19, 2003) to
	2007	2006	December 31, 2007

Operating Activities
Net loss	$(5,372,721)	$(5,752,269)	$(12,505,678)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	244,403	142,622	426,843
Compensation to directors and employees of stock options and restricted stock	499,542	724,209	1,374,419
Compensation to consultants of stock options	9,700	43,777	186,810
Warrants issued in vendor dispute	448,011	129,489	577,500
Loss on sale of assets	6,734	-	6,734
Change in assets and liabilities:
Accounts receivable	69,138	(170,223)	(134,237)
Inventories	366,710	(1,794,913)	(1,634,294)
Prepaid expenses	(41,476)	7,841	(111,358)
Accounts payable	(242,022)	132,486	230,441
Accrued expenses	51,173	148,583	253,566
Accrued interest	31,920	82,087	129,965
Unearned project reimbursements	(102,972)	102,972	-
Unearned grants	(35,686)	66,663	30,977
Net cash used in operating activities	(4,067,546)	(6,136,676)	(11,168,312)

Investing Activities
Withdrawal/(deposit) of restricted cash	237,427	(352,584)	(115,157)
Proceeds from sale of assets	36,500	-	36,500
Purchases of property, plant, and equipment	(184,534)	(1,488,749)	(3,012,679)
Net cash provided by (used in) investing activities	89,393	(1,841,333)	(3,091,336)

Financing Activities
Proceeds from note payable, bank	283,374	906,046	1,839,420
Payments on note payable, bank	(263,144)	-	(913,144)
Proceeds from long-term debt	-	100,000	1,172,052
Payments on long-term debt	(78,897)	(49,998)	(143,895)
Proceeds from exercise of stock option	-	8,000	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	2,779,813	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	3,595,095	-	3,595,095
Issuance of common stock in private placements, net of expenses	-	3,044,119	6,639,008
Net cash provided by financing activities	3,536,428	6,787,980	14,976,349

Effect of Exchange Rates on Cash and Cash Equivalents	5,807	(7,012)	(3,412)

Net Increase (Decrease) in Cash and Cash Equivalents	(435,918)	(1,197,041)	713,289

Cash and Cash Equivalents - Beginning of Period	1,149,207	2,346,248	-

Cash and Cash Equivalents - End of Period	$713,289	$1,149,207	$713,289

- Continued -
See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

-Continued-

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(May 19, 2003) to
	2007	2006	December 31, 2007

Supplemental Cash Flow Information

Interest paid	$141,081	$32,262	$211,290

Supplemental Disclosures of Noncash Investing and Financing Activities

Additional paid-in capital contribution for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for conversion of debt	$-	$-	$557,051

Acquistion of property, plant, equipment, and prepaid expenses through financing	$111,450	$101,460	$692,081

Payables for construction in progress	$-	$-	$232,208

Receivable for state loan	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature accreted as a dividend	$1,889,063	$-	$1,889,063
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

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first-out method) or market value (Note 3). We record inventories that are marked down as cost of sales, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” and note 13 of Staff Accounting Bulletin (“SAB”) 100, “Restructuring and Impairment Charges.”

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

Grants and Incentive Programs

We recognize grant income as reimbursement of expenses incurred, when it is reasonably probable that the conditions of the grant will be met.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. We record the receipt of funds when compliance is uncertain as “Unearned grants” (Note 7).

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

Income Taxes

As of January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which supplements Statement of Financial Accounting Standard 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. We have reviewed our tax positions and have not identified any positions that fail the more-likely-than-not threshold. Due to our full valuation allowance on the deferred tax asset, the adoption of FIN 48 had no material impact on our financial statements (Note 9).

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

SFAS 123R requires the use of a valuation model (Note 13), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

We account for options issued to non-employees (other than directors) under SFAS 123R and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 13), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the option vesting periods as services are performed (Note 13).

Warrants

We have granted warrants to certain finders in our private placements. Based on EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock,” the sale of the warrants was reported in permanent equity and accordingly, there is no impact on our financial position and results of operation. Subsequent changes in fair value will not be recognized as long as the warrants continue to be classified as an equity instrument (Note 12).

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Correction of error related to presentation of inventory write-downs and establishment of inventory valuation account.

During 2006 and 2007, we recorded inventory write-downs, net of recoveries and inventory write-offs as operating expense (Note 3). Per EITF 96-9 and note 13 of SAB 100, inventory markdowns should be classified in the income statement as a component of cost of goods sold.

We have evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to our previously filed financial statements. The amounts previously recorded in each of the two years ended December 31, 2006 and December 31, 2007 and the period from inception (May 19, 2003) to December 31, 2007 have been adjusted for this reclassification.

The effect of the correction of this error on the Consolidated Statement of Operations for the twelve months ended December 31, 2007 is summarized as follows:

Consolidated Statement of Operations

	December 31, 2007 As Previously Reported	Adjustments	December 31, 2007 As Restated
Sales	$740,799	$-	$740,799

Cost of Goods Sold
Material, labor, and overhead	644,517	-	644,517
Inventory markdowns	-	533,876	533,876
	644,517	533,876	1,178,393

Gross Profit (Loss)	96,282	(533,876)	(437,594)

Losses related to inventory	981,887	(981,887)	-
Vendor settlement	-	448,011	448,011
Total Operating Expenses	5,362,168	(533,876)	4,828,292

Operating Loss	(5,265,886)	-	(5,265,886)

Net Loss	$(5,372,721)	$-	$(5,372,721)

The effect of the correction of this error on the Consolidated Statement of Operations for the twelve months ended December 31, 2006 is summarized as follows:

Consolidated Statement of Operations

	December 31, 2006 As Previously Reported	Adjustments	December 31, 2006 As Restated
Sales	$278,344	$-	$278,344

Cost of Goods Sold
Material, labor, and overhead	253,723	-	253,723
Inventory markdowns	-	428,147	428,147
	253,723	428,147	681,870

Gross Profit (Loss)	24,621	(428,147)	(403,526)

Losses related to inventory	557,636	(557,636)	-
Vendor settlement	-	129,489	129,489
Total Operating Expenses	5,721,513	(428,147)	5,293,366

Operating Loss	(5,696,892)	-	(5,696,892)

Net Loss	$(5,752,269)	$-	$(5,752,269)

The effect of the correction of this error on the Consolidated Statement of Operations for the period from inception to December 31, 2007 is summarized as follows:

Consolidated Statement of Operations

	Inception to December 31, 2007 As Previously Reported	Adjustments	Inception to December 31, 2007 As Restated
Sales	$1,062,703	$-	$1,062,703

Cost of Goods Sold
Material, labor, and overhead	921,784	-	921,784
Inventory markdowns	-	962,023	962,023
	921,784	962,023	1,883,807

Gross Profit (Loss)	140,919	(962,023)	(821,104)

Losses related to inventory	1,539,523	(1,539,523)	-
Vendor settlement	-	577,500	577,500
Total Operating Expenses	12,462,470	(962,023)	11,500,447

Operating Loss	(12,321,551)	-	(12,321,551)

Net Loss	$(12,505,678)	$-	$(12,505,678)

Correction of error related to presentation of the beneficial conversion feature accretion for Series A Preferred Stock

The Series A Convertible Preferred Stock issued in 2006 had certain anti-dilution rights. As a result of these anti-dilution rights and the sale of the Series B Preferred Stock on March 27, 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. We concluded that this reduced conversion price resulted in a noncash, quasi dividend totaling $1,889,063. Our previously filed financial statements reflected this quasi dividend as an increase to accumulated deficit in the Consolidated Balance Sheet and the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss as of December 31, 2007. Per EITF 98-5 and SAB Topic 3, when there is an accumulated deficit rather than retained earnings, the quasi dividend should be recorded as a reduction in additional paid-in capital.

The effect of the correction of this error on the Consolidated Balance Sheet for the period ended December 31, 2007 is summarized as follows:

Consolidated Balance Sheet

	December 31, 2007 As Previously Reported	Adjustments	December 31, 2007 As Restated
Additional paid-in capital	$17,749,788	$(1,889,063)	$15,860,725
Deficit accumulated during the development stage	(14,394,741)	1,889,063	(12,505,678)
Total Stockholders’ Equity	$3,381,158	$-	$3,381,158

The effect of the correction of this error on the Statement of Stockholders’ Equity for the period ended December 31, 2007 is summarized as follows:

Consolidated Statement of Stockholders’ Equity

	December 31, 2007 As Previously Reported	Adjustments	December 31, 2007 As Restated
Additional paid-in capital	$17,749,788	$(1,889,063)	$15,860,725
Deficit accumulated during the development stage	(14,394,741)	1,889,063	(12,505,678)
Total Stockholders’ Equity	$3,381,158	$-	$3,381,158

3. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	December 31,
	2007	2006
Component parts	$1,266,612	$1,490,676
Work in process	10,407	119,416
Finished goods	378,340	390,912

Total	$1,655,359	$2,001,004

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

Loss on inventory

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

4. NOTES PAYABLE, BANKS

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

5. LONG-TERM DEBT

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

6. CAPITALIZED LEASES

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

7. GRANTS AND INCENTIVE PROGRAMS

On June 28, 2005, we signed an Enterprise Zone (EZ) Agreement with IDED. This agreement was later amended, September 26, 2006, to include both properties on our production site. The agreement provides the following benefits:

•	Funding for training new employees is allowed through the new jobs and supplemental new jobs withholding credit equal to 3.0% of gross wages of the new jobs created;

•	A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option taxes);

•	A 6.5% research activities tax credit based on increasing research activities within the State of Iowa;

•	An investment tax credit equal to 10% of the capital investment. This Iowa tax credit may be carried forward for up to seven years;

•	A value–added property tax exemption. Our community has approved an exemption from taxation on a portion of the property in which our business has located.

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

9. INCOME TAXES

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

All shares of Series A Preferred Stock were converted during 2007. See Note 11 for details.

11. COMMON STOCK

On September 29, 2007, 465,000 shares of our Series A Preferred Stock automatically converted to 755,625 shares of common stock per the terms of the Certificate of Designation for the Series A Preferred Stock dated September 29, 2006. In addition, on October 4, 2007 the balance of the Series A Preferred Stock of 465,000 shares converted to 755,625 shares of Common Stock.

12. WARRANTS

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

14. COMMITMENTS AND CONTINGENCIES

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

3.1	Certificate of Incorporation (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.2	Bylaws (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.3	Certificate of Amendment to Articles of Incorporation (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.4	Amendment to Bylaws (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.5	Certificate of Designation for the Series A Preferred Stock (Previously filed as an Exhibit to the Form 10-KSB filed April 17, 2007)
3.6	Certificate of Designation for the Series B Preferred Stock (Previously filed as an Exhibit to the Form 10-KSB filed April 17, 2007)
4.1	Instrument defining rights of stockholders (See Exhibits No. 3.1-3.6)
10.1	Iowa State Bank Note dated 3-24-2008. (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
10.2	Farmers State Bank Note dated 3-27-2008 (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
10.3	Standby Equity Distribution Agreement with YA Global Investments, L.P. dated April 11, 2008 (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
10.4	Registration Rights Agreement with YA Global Investments, L.P. dated April 11, 2008 (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
21.1	List of subsidiaries of Registrant (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
31.1	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Chief Executive Officer.
31.2	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the Company's Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

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

HYDROGEN ENGINE CENTER., INC.

Date: July 22, 2008	By	/s/ Theodore G. Hollinger
Theodore G. Hollinger
Acting President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2008	By	/s/ Sandra Batt
Sandra Batt
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: July 22 , 2008	By:	/s/ Theodore G. Hollinger
Theodore G. Hollinger, Director
Acting President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22 , 2008	By:	/s/ Thomas O. Trimble
Thomas O. Trimble, Director

Date: July 22, 2008	By:	/s/ Stephen T. Parker
Stephen T. Parker, Director

Date: July 22, 2008	By:	/s/ Philip G. Ruggieri
Philip G. Ruggieri, Director