Form 10-Q/A
period 2008-03-31
HYDROGEN ENGINE CENTER, INC.
filed 2008-07-23
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A*

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

*See explanatory note regarding amendment

EXPLANATORY NOTE REGARDING AMENDMENT

We are amending this Form 10-Q for the three months ended March 31, 2008 in response to an SEC comment letter dated July 9, 2008. We have reevaluated our line item “losses related to inventory” previously included in operating expenses. We have concluded that portions of these amounts were classified incorrectly and should be included in cost of goods sold for the quarter ended March 31, 2008 and 2007 and the period from inception (May 19, 2003) to March 31, 2008. The Condensed Consolidated Statements of Operations and accompanying notes for these periods have been revised to reflect this reclassification. We are also revising Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in light of the restatement.

Also in response to our SEC comment letter, we have concluded that a $1,889,063 beneficial conversion feature accretion was inappropriately recorded as an increase to the accumulated deficit in our Consolidated Balance Sheet rather than a decrease to Additional Paid-In Capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Staff Accounting Bulletin (“SAB”) Topic 3 (C), “Senior Securities - Redeemable Preferred Stock.” The Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 have been revised to reflect this change.

We are also amending Exhibit 31 in this Form 10-Q to include the introductory language in paragraph 4 of the certification of internal controls as required by Item 601(b)(31) of Regulation S-K that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company and to also include paragraph 4(b) which refers to the design of our internal control over financial reporting. Exhibit 31 has been revised to include the appropriate certification language.

Except as described above, no other changes were made to the Form 10-Q as previously filed.

FORM 10-Q

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and the period from inception (May 19, 2003) through March 31, 2008 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and the period from inception (May 19, 2003) through March 31, 2008 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4T.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits and Reports on Form 8-K	31

	Notes About Forward-looking Statements	31

SIGNATURES		32

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)
	(Restated)	(Restated)

Current Assets
Cash and cash equivalents	$161,578	$713,289
Restricted cash	116,454	115,157
Accounts receivable	112,135	134,237
Inventories	1,578,085	1,655,359
Prepaid expenses	78,786	89,901
Total current assets	2,047,038	2,707,943

Property, Plant and Equipment
Building	2,271,209	2,271,209
Equipment	899,391	908,999
Land and improvements	472,504	472,504
	3,643,104	3,652,712
Less accumulated depreciation	431,285	375,178
Net property and equipment	3,211,819	3,277,534

Total Assets	$5,258,857	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited)
	(Restated)	(Restated)

Current Liabilities
Notes payable, banks	$580,046	$594,677
Current portion long-term debt	43,337	30,350
Current installments of obligation under capital lease	46,637	45,247
Accounts payable	156,207	146,585
Accrued expenses	221,964	207,328
Accrued interest	141,220	129,965
Unearned grants	24,184	30,977
Total current liabilities	1,213,595	1,185,129

Long-term debt, net of current maturities	1,310,625	1,338,235
Obligation under capital lease, excluding current installments	68,761	80,955
	1,379,386	1,419,190
Total liabilities	2,592,981	2,604,319

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
1,932,846 shares issued and outstanding	1,933	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized,
27,590,164 shares issued and outstanding	27,590	27,590
Additional paid-in capital	16,009,012	15,860,725
Accumulated other comprehensive loss - foreign currency	(7,938)	(3,412)
Deficit accumulated during the development stage	(13,364,721)	(12,505,678)
Total stockholders' equity	2,665,876	3,381,158

Total Liabilities and Stockholders’ Equity	$5,258,857	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		From Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)

Sales	$161,685	$238,290	$1,224,388

Cost of Goods Sold
Material, labor, and overhead	150,367	202,664	1,072,151
Inventory markdown (recovery)	(11,904)	-	950,119
	138,463	202,664	2,022,270

Gross Profit (Loss)	23,222	35,626	(797,882)

Operating Expenses
Sales and marketing	84,065	88,514	1,285,101
General and administrative	570,904	823,422	7,042,312
Research and development	191,266	407,357	3,441,769
Vendor settlement	-	448,011	577,500

	846,235	1,767,304	12,346,682

Operating Loss	(823,013)	(1,731,678)	(13,144,564)

Other Income (Expense)
Interest income	4,429	11,501	168,481
Interest expense	(40,459)	(41,637)	(381,904)
Loss on sale of asset	-	-	(6,734)
	(36,030)	(30,136)	(220,157)

Net Loss	$(859,043)	$(1,761,814)	$(13,364,721)

Series A Preferred stock beneficial conversion
feature accreted as a dividend	$-	$(1,889,063)	$(1,889,063)

Net Loss Attributable To Common Stockholders	$(859,043)	$(3,650,877)	$(15,253,784)

Weighted -average shares outstanding	27,498,164	25,472,024

Basic and diuluted net loss per share	(0.03)	(0.14)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		From Inception
	March 31,		(May 19, 2003) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities
Net loss	$(859,043)	$(1,761,814)	$(13,364,721)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	65,715	57,213	492,558
Compensation to directors and employees of stock options and restricted stock	138,005	136,089	1,512,424
Compensation to consultants of stock options	10,282	2,462	197,092
Warrants issued in vendor settlement	-	-	577,500
Loss on sale of assets	-	-	6,734
Change in assets and liabilities:
Accounts receivable	22,102	(85,175)	(112,135)
Inventories	77,274	(362,217)	(1,557,020)
Prepaid expenses	11,115	(97,240)	(100,243)
Accounts payable	9,622	138,135	240,063
Accrued expenses	14,636	677,953	268,202
Accrued interest	11,255	-	141,220
Unearned grants	(6,793)	(8,484)	24,184
Net cash used in operating activities	(505,830)	(1,303,078)	(11,674,142)

Investing Activities
Withdrawal/(Deposit) of restricted cash	(1,297)	(3,848)	(116,454)
Proceeds from sale of assets	-	-	36,500
(Purchases)/Impairment of property, plant, and equipment	-	(39,277)	(3,012,679)
Net cash used in investing activities	(1,297)	(43,125)	(3,092,633)

Financing Activities
Proceeds from note payable, bank	-	250,000	1,839,420
Payments on note payable, bank	(14,630)	(2,283)	(927,774)
Proceeds from long-term debt	-	-	1,172,052
Payments on long-term debt	(25,428)	(11,473)	(169,323)
Proceeds from exercise of stock option	-	-	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	279,000	3,595,095
Issuance of common stock in private placements, net of expenses	-	-	6,639,008
Net cash provided by (used in) financing activities	(40,058)	515,244	14,936,291

Effect of Exchange Rates on Cash and Cash Equivalents	(4,526)	(1,184)	(7,938)

Net Increase (Decrease) in Cash and Cash Equivalents	(551,711)	(832,143)	161,578

Cash and Cash Equivalents – Beginning of Period	713,289	1,149,207	-

Cash and Cash Equivalents – End of Period	$161,578	$317,064	$161,578

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

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first out method) or market value (Note 4). We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months ended March 31, 2008 we allocated approximately $4,000 of overhead to inventory and approximately $49,500 of overhead to inventory from inception (May 19, 2003) to March 31, 2008. For the three months ended March 31, 2007 we allocated approximately $5,000 of overhead to inventory. The balance of fixed production overhead is recorded in general and administrative costs.

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

SFAS 123R requires the use of a valuation model (Note 9), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

Correction of error related to presentation of inventory write-downs and establishment of inventory valuation account.

During 2006, 2007, and 2008 we recorded inventory write-downs, net of recoveries and inventory write-offs as operating expense. Per EITF 96-9 and note 13 of SAB 100, inventory markdowns should be classified in the income statement as a component of cost of goods sold.

We have evaluated the financial statement impact in each of the previously filed reporting periods effected, and concluded that the changes are quantitatively material to its previously filed financial statements. The amounts previously recorded in each of the two periods ended March 31, 2007 and March 31, 2008 and the period from inception to March 31, 2008 have been adjusted for this reclassification. There were no inventory write-downs or write-offs during the three months ended March 31, 2006 and March 31, 2007.

The effect of the correction of this error on the Consolidated Statement of Operations for the three months ended March 31, 2008 is summarized as follows:

Condensed Consolidated Statement of Operations

	March 31, 2008 As Previously Reported	Adjustments	March 31, 2008 As Restated
Sales	$161,685	$-	$161,685

Cost of Goods Sold
Material, labor, and overhead	150,367	-	150,367
Inventory markdowns (recoveries)	-	(11,904)	(11,904)
	150,367	(11,904)	138,463

Gross Profit (Loss)	11,318	11,904	23,222

Losses (recovery) related to inventory	(11,904)	11,904	-
Vendor settlement	-	-	-
Total Operating Expenses	834,331	11,904	846,235

Operating Loss	(823,013)	-	(823,013)

Net Loss	$(859,043)	$-	$(859,043)

The effect of the correction of this error on the Consolidated Statement of Operations for the three months ended March 31, 2007 is summarized as follows:

Condensed Consolidated Statement of Operations

	March 31, 2007 As Previously Reported	Adjustments	March 31, 2007 As Restated
Sales	$238,290	$-	$238,290

Cost of Goods Sold
Material, labor, and overhead	202,664	-	202,664
Inventory markdowns (recoveries)	-	-	-
	202,664	-	202,664

Gross Profit (Loss)	35,626	-	35,626

Losses (recovery) related to inventory	448,011	(448,011)	-
Vendor settlement	-	448,011	448,011
Total Operating Expenses	1,767,304	-	1,767,304

Operating Loss	(1,731,678)	-	(1,731,678)

Net Loss	$(1,761,814)	$-	$(1,761,814)

The effect of the correction of this error on the Consolidated Statement of Operations for the period from inception to March 31, 2008 is summarized as follows:

Condensed Consolidated Statement of Operations

	Inception to March 31, 2008 As Previously Reported	Adjustments	Inception to March 31, 2008 As Restated
Sales	$1,224,388	$-	$1,224,388

Cost of Goods Sold
Material, labor, and overhead	1,072,151	-	1,072,151
Inventory markdowns (recoveries)	-	950,119	950,119
	1,072,151	950,119	2,022,270

Gross Profit (Loss)	152,237	(950,119)	(797,882)

Losses (recovery) related to inventory	1,527,619	(1,539,523)	-
Vendor settlement	-	577,500	577,500
Total Operating Expenses	13,296,801	(950,119)	12,346,682

Operating Loss	(13,144,564)	-	(13,144,564)

Net Loss	$(13,364,721)	$-	$(13,364,721)

Correction of error related to presentation of the beneficial conversion feature accretion for Series A Preferred Stock

The Series A Convertible Preferred Stock issued in 2006 had certain anti-dilution rights. As a result of these anti-dilution rights and the sale of the Series B Preferred Stock on March 27, 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share. We concluded that this reduced conversion price resulted in a noncash, quasi dividend totaling $1,889,063. Our previously filed financial statements reflected this quasi dividend as an increase to accumulated deficit in the Consolidated Balance Sheet as of March 31, 2008. Per EITF 98-5 and SAB Topic 3, when there is an accumulated deficit rather than retained earnings, the quasi dividend should be recorded as a reduction to additional paid-in capital.

The effect of the correction of this error on the Condensed Consolidated Balance Sheet for the period ended March 31, 2008 is summarized as follows:

Condensed Consolidated Balance Sheet

	March 31, 2008 As Previously Reported	Adjustments	March 31, 2008 As Restated
Additional paid-in capital	$17,898,075	$(1,889,063)	$16,009,012
Deficit accumulated during the development stage	(15,253,784)	1,889,063	(13,364,721)
Total Stockholders’ Equity	$2,665,876	$-	$2,665,876

The effect of the correction of this error on the Condensed Consolidated Balance Sheet for the period ended December 31, 2007 is summarized as follows:

Condensed Consolidated Balance Sheet

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

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2008, we did not elect such option for our financial instruments and liabilities.

4. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	March 31, 2008	December 31, 2007
	(unaudited)
Component parts	$1,216,738	$1,266,612
Work in process	36,444	10,407
Finished goods	324,903	378,340
Totals	$1,578,085	$1,655,359

5. NOTES PAYABLE, BANK

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

6. LONG-TERM DEBT

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

7. CAPITALIZED LEASES

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

8. GRANTS AND INCENTIVE PROGRAMS

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

10. SUBSEQUENT EVENT

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

Results of Operations

A summary statement of our operations, for the quarters ended March 31, 2008 and 2007 and for the period from inception through March 31, 2008 follows:

	2008	2007	From Inception (May 19, 2003) to March 31, 2008
Revenues	$161,685	$238,290	$1,224,388
Cost of Goods Sold	138,463	202,664	2,022,270
Gross Profit (Loss)	23,222	35,626	(797,882)

Operating Expenses	846,235	1,767,304	12,346,682
Loss from Operations	(823,013)	(1,731,678)	(13,144,564)

Other Expense	(36,030)	(30,136)	(220,157)
Net Loss	$(859,043)	$(1,761,814)	$(13,364,721)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	$(1,889,063)	$(1,889,063)

Net Loss Available to Common Stockholders	$(859,043)	$(3,650,877)	$(15,253,784)

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

Cost of Sales and Gross Profit

We realized gross profit on our revenues of approximately 14.0% in 2008 and approximately 15.0% in 2007. We expect to continue to realize gross profit margins in this range as long as our primary sales are composed of traditional fueled engines. We expect our gross profit margins to increase as we increase our alternative fuel sales.

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

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of March 31, 2008, we had an accumulated deficit of approximately $13.36 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Employees

We currently have 20 employees, 17 of whom are in Algona, Iowa and 3 of whom are in Canada. We plan to maintain lean staffing and will only add key skill sets as required - mainly in the technical and sales disciplines.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

31.1
Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Acting President and Chief Executive Officer.

31.2	Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Acting President and Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer.

−−−−−−−−−−−−−−−−

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