Form 10-Q
period 2008-06-30
HYDROGEN ENGINE CENTER, INC.
filed 2008-08-14
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 15, 2008
Common	29,909,577

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1
	Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2008 and 2007 and the period from inception (May 19, 2003) through June 30, 2008 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months and Three Months Ended June 30, 2008 and 2007 and the period from inception (May 19, 2003) through June 30, 2008 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4T.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	29
	Notes About Forward-looking Statements	29

SIGNATURES		30

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$132,340	$713,289
Restricted cash	-	115,157
Accounts receivable	201,867	134,237
Inventories	1,385,006	1,655,359
Prepaid expenses	263,003	89,901
Total current assets	1,982,216	2,707,943

Property, Plant and Equipment
Building	2,271,209	2,271,209
Equipment	899,620	908,999
Land and improvements	472,504	472,504
	3,643,333	3,652,712
Less accumulated depreciation	494,591	375,178
Net property and equipment	3,148,742	3,277,534

Total Assets	$5,130,958	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited)

Current Liabilities
Notes payable, banks	$1,347,436	$594,677
Current portion long-term debt	24,171	30,350
Current installments of obligation under capital lease	48,071	45,247
Accounts payable	256,360	146,585
Accrued expenses	279,642	207,328
Accrued interest	155,073	129,965
Unearned grants	18,773	30,977
Total current liabilities	2,129,526	1,185,129

Long-term debt, net of current maturities	731,848	1,338,235
Obligation under capital lease, excluding current installments	56,192	80,955
	788,040	1,419,190
Total liabilities	2,917,566	2,604,319

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
-0- shares issued and outstanding	-	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized,
29,909,577 shares issued and outstanding	29,910	27,590
Additional paid-in capital	16,241,091	15,860,725
Accumulated other comprehensive loss - foreign currency	(6,486)	(3,412)
Deficit accumulated during the development stage	(14,051,123)	(12,505,678)
Total stockholders' equity	2,213,392	3,381,158

Total Liabilities and Stockholders’ Equity	$5,130,958	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations

	Three months ended		Six months ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$359,772	$203,383	$521,457	$441,673	$1,584,160

Cost of Goods Sold
Material, labor, and overhead	331,860	170,180	482,227	372,844	1,404,011
Inventory markdown (recovery)	(78,669)	-	(90,573)	-	871,450
	253,191	170,180	391,654	372,844	2,275,461

Gross Profit (Loss)	106,581	33,203	129,803	68,829	(691,301)

Operating Expenses
Sales and marketing	50,491	78,234	134,556	166,748	1,335,592
General and administrative	497,132	717,739	1,068,036	1,541,160	7,539,444
Research and development	215,408	338,097	406,674	745,454	3,657,177
Vendor settlement	-	-	-	448,011	577,500

	763,031	1,134,070	1,609,266	2,901,373	13,109,713

Operating Loss	(656,450)	(1,100,867)	(1,479,463)	(2,832,544)	(13,801,014)

Other Income (Expense)
Interest income	2,214	24,245	6,643	35,746	170,695
Interest expense	(32,166)	(44,601)	(72,625)	(86,239)	(414,070)
Loss on disposals of assets	-	-	-	-	(6,734)
	(29,952)	(20,356)	(65,982)	(50,493)	(250,109)

Net Loss	$(686,402)	$(1,121,223)	$(1,545,445)	$(2,883,037)	$(14,051,123)

Series A Preferred stock beneficial conversion
feature accreted as a dividend	$-	$-	$-	$(1,889,063)	$(1,889,063)

Net Loss Attributable To
Common Stockholders	$(686,402)	$(1,121,223)	$(1,545,445)	$(4,772,100)	$(15,940,186)

Weighted -average shares outstanding	28,320,350	25,737,648	27,953,240	25,737,648

Basic and diuluted net loss per share	(0.02)	(0.04)	(0.06)	(0.19)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended		Six Months Ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(686,402)	$(1,121,223)	$(1,545,445)	$(2,883,037)	$(14,051,123)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	63,306	61,294	129,021	118,507	555,864
Compensation to directors and employees of stock options and restricted stock	70,041	188,947	208,046	325,036	1,582,465
Compensation to consultants of stock options	2,425	2,463	12,707	4,925	199,517
Warrants issued in vendor dispute	-	577,500	-	577,500	577,500
Loss on sale of assets	-	-	-	-	6,734
Change in assets and liabilities:
Accounts receivable	(89,732)	153,632	(67,630)	68,457	(201,867)
Inventories	193,079	28,875	270,353	(333,342)	(1,363,941)
Prepaid expenses	(24,217)	90,030	(13,102)	(7,210)	(124,460)
Accounts payable	100,153	(466,413)	109,775	(328,278)	340,216
Accrued expenses	57,678	(586,194)	72,314	91,759	325,880
Accrued interest	13,853	-	25,108	-	155,073
Unearned grants	(5,411)	(9,308)	(12,204)	(17,792)	18,773
Net cash used in operating activities	(305,227)	(1,080,397)	(811,057)	(2,383,475)	(11,979,369)

Investing Activities
Withdrawal/(Deposit) of restricted cash	116,454	(3,977)	115,157	(7,825)	-
Proceeds from sale of assets	-	-	-	-	36,500
Purchases of property, plant, and equipment	(229)	(62,762)	(229)	(102,039)	(3,012,908)
Net cash provided by (used in) investing activities	116,225	(66,739)	114,928	(109,864)	(2,976,408)

Financing Activities
Proceeds from note payable, bank	196,000	-	196,000	250,000	2,035,420
Payments on note payable, bank	(17,455)	(2,975)	(32,086)	(5,258)	(945,229)
Proceeds from long-term debt	-	-	-	-	1,172,052
Payments on long-term debt	(20,233)	(22,165)	(45,660)	(33,638)	(189,556)
Proceeds from exercise of stock option	-	-	-	-	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	3,316,095	-	3,595,095	3,595,095
Issuance of common stock in private placements, net of expenses	-	-	-	-	6,639,008
Net cash provided by financing activities	158,312	3,290,955	118,254	3,806,199	15,094,603

Effect of Exchange Rates on Cash and Cash Equivalents	1,452	(5,961)	(3,074)	(7,145)	(6,486)

Net Increase (Decrease) in Cash and Cash Equivalents	(29,238)	2,137,858	(580,949)	1,305,715	132,340

Cash and Cash Equivalents - Beginning of Period	161,578	317,064	713,289	1,149,207	-

Cash and Cash Equivalents - End of Period	$132,340	$2,454,922	$132,340	$2,454,922	$132,340

-Continued-

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows

-Continued-

	Three months ended		Six months ended		From Inception
	June 30,		June 30,		(May 19, 2003) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Interest paid	$18,313	$66,457	$47,517	$80,370	$258,807

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$-	$-	$557,051

Acquistion of property, plant, and equipment
through financing	$-	$-	$-	$111,450	$692,081

Payables for construction in progress	$-	$-	$-	$-	$232,208

Receivable for state loan	$-	$-	$-	$-	$100,000

Conversion of Preferred Stock for Series A	$-	$-	$-	$-	$1,511

Series A Preferred stock beneficial conversion feature accreted as a dividend	$-	$-	$-	$1,889,063	$1,889,063

Conversion of Preferred Stock for Series B	$1,933	$-	$1,933	$-	$1,933

Issuance of common stock for financing commitment fee	$160,000	$-	$160,000	$-	$160,000

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Companies

Hydrogen Engine Center, Inc. is a Nevada corporation with operations through its wholly owned subsidiaries, Hydrogen Engine Center, Inc., an Iowa corporation (“HEC Iowa”), and Hydrogen Engine Center (HEC) Canada Inc. (“HEC Canada”).

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

Through June 30, 2008, we remain in the development stage. Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the company’s Form 10-KSB/A filed July 23, 2008.

The results of operations for the quarterly period ended June 30, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore, be obligated to realize assets and discharge our liabilities other than in the normal course of operations.

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology. As such, we have incurred substantial operating losses. We expect to incur operating losses in 2008. We have financed all development, sales and operations since inception through equity and debt financings. Our engine sales are beginning to increase steadily and we have reduced our monthly cash expenditures. On April 11, 2008, we entered into a Standby Equity Distribution Agreement (“SEDA”) to sell up to a maximum of $4,000,000 in equity securities over twenty-four months to an investor. The agreement requires that we register stock prior to receiving any funds and subject to certain limitations, allows us to issue shares under the SEDA periodically in amounts not to exceed $350,000 at one time. The per share price for shares issued under the SEDA will be dependent upon the market value of our stock at the time of funding. Our registration statement covering 4,054,541 of such equity securities, filed on May 20, 2008, was declared effective by the Securities and Exchange Commission on August 5, 2008. We plan to begin accessing the SEDA funds in August and will only access the SEDA funds to the extent necessary. In addition, we expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports in the third or fourth quarter of 2008 and we continue to engage in discussions to secure a strategic banking relationship. We also expect to secure agreements to provide hydrogen generators that will provide one megawatt of power. We are pursuing research and development grants and strategic development partners. We believe that the combination of these opportunities and potentials can provide needed cash flow to our operations for at least the next twelve months; however there are no assurances that anticipated sales will occur in the timeframe we anticipate, which would have a negative adverse effect on our operations and would accelerate the need for additional funding. However, we are currently dependent on the capital we draw from the SEDA and continued renewal of existing debt arrangements to fund our involvement in new research and development projects and sustain our operations.

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

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first out method) or market value (Note 3). We follow the provisions of Statements of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months and six months ended June 30, 2008 we allocated approximately $7,000 and $11,000, respectively, of overhead to inventory and approximately $56,400 of overhead to inventory from inception (May 19, 2003) to June 30, 2008. For the three months and six months ended June 30, 2007 we allocated approximately $4,500 and $9,500, respectively, of overhead to inventory. The balance of fixed production overhead is recorded in general and administrative costs.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the six months ended June 30, 2008, we did not receive income from business agreements and therefore did not record a reduction in research and development expense resulting from such agreements. From inception (May 19, 2003) to June 30, 2008, we recorded $273,913, as a reduction in research and development expense.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and six months ending June 30, 2008 totaled $101,538 and $223,022, respectively. For the period from inception (May 19, 2003) to June 30, 2008 pre-production expense was $1,687,940.

Research and Development Costs

Research and development costs include payroll, employee benefits, stock-based compensation, and other costs associated with product development and are expensed as they are incurred. Accordingly, our investments in technology and patents are recorded at zero in our balance sheets, regardless of their value.

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

In March 2005, Staff Accounting Bulletin (“SAB”) 107 provided supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all stock options and restricted stock awards are expensed over the award vesting period. These awards are expensed under the same approach using the fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") .

SFAS 123R requires the use of a valuation model (Note 9), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS 123. As permitted by SFAS 123, we chose to follow APB No. 25 and related interpretations for our employee stock-based compensation. Under APB No. 25, no compensation expense was recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such option are known and fixed at the date of grant. We use the fair value of common stock at the close of business on the date the option is approved by our Board of Directors.

We account for options issued to non-employees (other than directors) under SFAS 123R and Emerging Issues Task Force (‘EITF’) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees, as calculated, using the Black Scholes Option pricing formula (Note 9), is recorded as an expense over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions.

The following table illustrates the effect on net loss as if we had applied, prior to January 1, 2006, the fair value recognition provisions for stock-based employee compensation of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Period from Inception (May 19, 2003) to June 30, 2008
Net loss attributable to common shareholders, as reported	$(15,940,186)
Add: options and restricted stock-based employee compensation
expense included in reported net loss attributable to common shareholders	1,582,465
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,768,267)
Pro forma net loss attributable to common shareholders	$(16,125,988)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and six months ended June 30, 2008 was $70,041 and $208,046.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” This statement will not have an impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 will be applicable to the Company on January 1, 2009. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our financial statements.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet	Fair Value	Fair Value Measurement Using
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3
Money Market Funds	$67,537	$67,537	$67,537	$-	$-

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2008, we did not elect such option for our financial instruments and liabilities.

3. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	June 30, 2008	December 31, 2007
	(unaudited)
Component parts	$1,119,959	$1,266,612
Work in process	13,608	10,407
Finished goods	251,439	378,340
Totals	$1,385,006	$1,655,359

4. NOTES PAYABLE, BANK

On December 10, 2007 we renewed a note with a bank for $561,304. This note matures on December 15, 2008, and carries a variable interest rate equal to prime. At June 30, 2008, the balance on the note is $551,466 and the note bears an interest rate of 5.0% with monthly interest and principal payments of $4,484 until maturity. The loan is secured by real estate.

On December 27, 2007, we obtained funding for our yearly D&O insurance premium through a loan agency. The original loan amount was $33,374 and requires three quarterly payments of $11,626 beginning March 27, 2008. The loan carries an interest rate of 8.95%

On March 24, 2008, we obtained a line of credit from a bank for $250,000. The line of credit is secured by real estate and a business security agreement and was originally contracted to expire August 1, 2008. On July 21, 2008, the expiration date on this note was extended to December 1, 2008. The line of credit carries a variable interest rate equal to 1.5% above prime. At June 30, 2008 the balance on the line of credit was $196,000 and carried an interest rate of 6.50%.

On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on June 30, 2008 was $588,845. This note matures on April 1, 2009, and carries a variable interest rate equal to prime. At June 30, 2008, the interest rate on the note was 5.0% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Note payable to City of Algona. See (a)	$150,000	$160,000
Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124
Note payable to Algona Area Economic Development Corporation. See (c)	59,895	61,827
Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000
Note payable to finance company. See (e)	-	6,388
Note payable to bank. See (f)	-	594,246
	756,019	1,368,585
Less amounts due within one year	24,171	30,350
Totals	$731,848	$1,338,235

Future maturities of long-term debt at June 30, 2008 are as follows:

2009	$12,234
2010	169,562
2011	200,330
2012	148,800
Thereafter	200,922
Total long-term debt	$731,848

(a) In September 2005, we obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided we create 42 new full-time positions within two years of the agreement. On June 16, 2008, we signed an amended agreement to extend the time requirement for job creation until July 31, 2010. If job creation requirements are not met, interest on the loan will be payable at 10% per annum. At this time the requirements have not been met. Therefore, as of June 30, 2008, we have accrued interest on the note in the amount of $49,734. The loan is collateralized by real estate.

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

At this time the requirements have not been met. Therefore, as of June 30, 2008, we have accrued interest in the amount of $35,198. The loan is secured by the real estate.

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

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. We received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. We are required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires end-of-year status reports to ensure compliance. At this time the requirements have not been met. Therefore, as of June 30, 2008, the total amount of interest accrued was $23,227. The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. We received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately. If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. We are accruing interest on this note until the terms of the note have been met. The total amount of interest accrued at June 30, 2008 was $38,712. The note is secured by a security agreement on our assets.

At June 30, 2008 we have created 14 jobs to meet the above job creation requirement.

(e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note. At June 30, 2008, the entire remaining balance is due within one year and considered current.

(f) On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on June 30, 2008 was $588,845 and at June 30, 2008 was included in notes payable, bank (Note 5). This note matures on April 1, 2009, and carries a variable interest rate equal to the Wall Street Journal U.S. Prime Rate. At June 30, 2008, the interest rate on the note was 5% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate. The entire remaining balance at June 30, 2008 is due within one year and considered current.

6. CAPITALIZED LEASES

We have entered into three capital lease agreements, to purchase equipment with a net book value of $120,065 at June 30, 2008. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of June 30, 2008:

2008	$28,725
2009	57,448
2010	19,889
2011	11,586
2012	635
Total minimum lease payments	118,283
Less amount representing interest	14,020
Present value of minimum lease payments	104,263
Less amounts due within one year	48,071
Totals	$56,192

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

At June 30, 2008, we had not met all of our obligations for the EZ agreement and we have determined that we will probably not meet all of the requirements of this agreement. We have recorded most of the benefits we have received from this program as liabilities estimated to be $116,000. We have notified IDED of our inability to meet our job creation obligations and we are in the process of providing them with essential information so that the amount due and timing of the repayments can be determined.

8. COMMON STOCK

On May 31, 2008, 1,932,846 shares of Series B Preferred Stock were converted into 1,932,846 shares of common stock per the terms of the private placement offering dated March 13, 2007. All shares of Series A Preferred Stock were converted to common stock during 2007.

On June 17, 2008, we issued 386,567 shares of common stock at a price of $.4139 to satisfy our obligation for a Commitment Fee under the Standby Equity Distribution Agreement (SEDA) entered into with an investor. The stock price was determined by using the lowest daily Volume Weighted Average Price (“VWAP”), as reported by Bloomberg, of the common stock on June 10, 2008. As of June 30, 2008, we had 29,909,577 shares of Common Stock issued and outstanding.

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At June 30, 2008, there were 783,084 shares available for grant and 1,216,916 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 231,666 were granted as non-employee stock options, and 624,250 were granted as employee and director stock options.

The following table presents the weighted-average assumptions post repricing, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on our historical data of option exercise and forfeiture. Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $14 million and $1 billion, in addition to our actual history since September 2005.

					Period from Inception
	For the three months ending June 30,		For the six months ending June 30,		(May 19, 2003) to
	2008	2007	2008	2007	June 30, 2008
Risk-free interest rate	-%	4.9%	3.6%	4.7%	4.2%
Expected volatility	-%	99.5%	81.0%	100.4%	155.5%
Expected life (in years)	-	5.5	4.0	5.5	7.9
Dividend yield	-	-	-	-	-
Weighted-average estimated fair value of options granted during the period	$-	$1.34	$.27	$2.08	$1.73

No options were granted during the three months ending June 30, 2008.

The following table summarizes the activity for outstanding employee and non-employee stock options for the six months ended June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2007	884,916	$1.16
Granted	50,000	$.46
Forfeited	(87,000)	$1.34
Balance at June 30, 2008	847,916	$1.10	3.86	$0
Vested and exercisable as of June 30, 2008	649,916	$1.06	2.66	$0
Vested and expected to vest as of June 30, 2008	812,779	$1.09	3.75	$0

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $0.47 on June 30, 2008, the last day of trading in June.

There were no stock options exercised during the six months ending June 30, 2008.

As of June 30, 2008, there was approximately $507,697 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.16 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the six months ended June 30, 2008:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	92,000	$1.00
Vested	-	-
Unvested at June 30, 2008	92,000	$1.00

As of June 30, 2008, there was approximately $52,057 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of 1.17 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of June 30, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$0.40	20,000	9.75	$.40	10,000	$.40
$0.50	30,000	2.63	$.50	30,000	$.50
$1.00	481,666	2.47	$1.00	429,666	$1.00
$1.34	306,250	5.62	$1.34	180,250	$1.34
$1.40	10,000	9.16	$1.40	-	$-
	847,916	3.86	$1.10	649,916	$1.06

11. SUBSEQUENT EVENT

Standby Equity Distribution Agreement (SEDA)

Our registration statement covering 4,054,541 shares of such equity securities, filed on May 20, 2008, was declared effective by the Commission on August 5, 2008.

We entered into a Standby Equity Distribution Agreement (the “SEDA”) with an investor on April 11, 2008. For a two-year period beginning on August 5, 2008, we will have the right, at our discretion, to sell registered shares of our common stock to the Investor for up to $4,000,000. For each share of common stock purchased under the SEDA, the Investor will pay ninety-three (93%) of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA). Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date. The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

Under the terms of the SEDA, we have paid a structuring fee of $10,000, a due diligence fee of $5,000 and issued 386,567 shares of common stock (Note 8). We are also obligated to pay a monthly monitoring fee of $3,333 during the term of the agreement. We may terminate the SEDA upon 15 trading days notice, provided there are no Advances outstanding and that we have paid all amounts then due to the Investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. READERS SHOULD CAREFULLY READ OUR FINANCIAL STATEMENTS AND THE NOTES THERETO, AS WELL AS THE "RISK FACTORS" DESCRIBED IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-KSB/A FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007.

General

Hydrogen Engine Center, Inc. (“HEC”, “we”, “us”, “our” or the “company”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs. We offer technologies that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plan is centered on a growing portfolio of intellectual property that has been designed to play an increasing role in addressing the world’s energy needs as well as its environmental concerns. Our long-term plans include revenue-generating opportunities from licensing fees and from the production and marketing, often in collaboration with others, of our technologies and products to a wider variety of end-users and manufacturers.

According to the United States Department of Energy, the U.S. average regular-grade gasoline price was approximately $4.10 per gallon on June 30, 2008 and is projected to remain over $4 per gallon until the fourth quarter of 2009. Regular-grade gasoline was expected to average $3.84 per gallon for all of 2008, more than $1 per gallon above the 2007 average price. (see: http://www.eia.doe.gov/steo) We believe these trends support and enhance our market position.

We expect future revenue generation from the sale of hydrogen or ammonia-fueled engines and electrical power generation systems (“gensets”) for dedicated uses, such as airport ground support and irrigation pumping. We are, for example, currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Many airports are seeking clean-energy solutions for operation of ground support vehicles. We believe we are uniquely situated to meet the needs of this market. We have constructed the facility and developed the discipline necessary to enable us to build and sell high-quality engines. We have developed our own proprietary controller that enables our engines to run efficiently on hydrogen.

The accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 and the condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the quarters ended June 30, 2008 and 2007 and for the period from inception (May 19, 2003) to June 30, 2008 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the 2005 merger with Green Mt. Labs, Inc. pursuant to which HEC Iowa was the accounting acquirer and after giving effect to our private offerings.

Overview

We own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. HEC Iowa is a development stage company being built upon the vision of carbon-free, energy independence. We are building technologies designed to enable engines and gensets to generate and use clean power on demand, where needed.

We have funded our operations from inception through June 30, 2008, through a series of financing transactions, including convertible loans and Private Offerings. In April 2008, we entered into a SEDA which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000), subject to our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA. Our registration statement was declared effective on August 5, 2008. We expect to access the SEDA in August 2008. We view the SEDA as a financial safety net and we do not intend to access the full amount that may become available to us unless alternative financing on terms deemed acceptable to the company is not available. See “Liquidity and Capital Resources - Terms of the SEDA” below.

Results of Operations

A summary statement of our operations, for the three and six months ended June 30, 2008 and 2007 and for the period from inception through June 30, 2008 follows:

	Three months ended June 30,		Six months ended June 30,		From Inception (May 19, 2003) to June 30,
	2008	2007	2008	2007	2008
Revenues	$359,772	$203,383	$521,457	$441,673	$1,584,160
Cost of Goods Sold	253,191	170,180	391,654	372,844	2,275,461
Gross Profit (Loss)	106,581	33,203	129,803	68,829	(691,301)
Operating Expenses	763,031	1,134,070	1,609,266	2,901,373	13,109,713
Loss from Operations	(656,450)	(1,100,867)	(1,479,463)	(2,832,544)	(13,801,014)
Other Expense	(29,952)	(20,356)	(65,982)	(50,493)	(250,109)
Net Loss	$(686,402)	$(1,121,223)	$(1,545,445)	$(2,883,037)	$(14,051,123)
Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	-	-	$(1,889,063)	$(1,889,063)
Net Loss Available to Common Stockholders	$(686,402)	$(1,121,223)	$(1,545,445)	$(4,772,100)	$(15,940,186)

Historical information for periods prior to the merger is that of HEC Iowa.

We continue to operate as a development stage company. We are still developing our intellectual property and related products and have not realized significant revenues to date. As a development stage company we are engaging in the research and development of our products, we continue to foster relationships with vendors and customers and we are in the process of raising additional capital to support our business plan.

Revenues

Revenues in the three-month period ended June 30, 2008 totaled $359,772, an increase of 76.89% compared to revenues of $203,383 in 2007. We expect sales for the third quarter 2008 will also show an increase compared to the third quarter of 2007. For the six-month period ended June 30, 2008 we realized $521,457 compared to $441,673 for the six-month period ended June 30, 2007. From inception to date we have realized revenues of $1,584,160.

We also derive income through business agreements for the development and/or commercialization of our hydrogen and ammonia products, which are not reflected in our revenue. We record income related to business agreements as a reduction in research and development expense. The expenses we incur are recorded as research and development costs. During the three- and six-month periods ended June 30, 2008, we did not record a reduction in research and development expense resulting from business agreements. On June 3, 2008 an order for two hydrogen-fueled, V-8 Oxx Power® engines from the International Centre for Hydrogen Energy Technology/UNIDO was cancelled because we were unable to ship the product in a timely fashion.

Cost of Sales and Gross Profit

We realized gross profit on our revenues of approximately 29.6% in the second quarter 2008 and approximately 16.3% in 2007. This increase in profit margin is due primarily to the recovery of inventory write-downs of approximately $79,000 during the three-month period ended June 30, 2008. We expect our gross profit margins to be approximately 15% (exclusive of any such recoveries) during the remainder of 2008 and thereafter to increase only as we are able to increase our alternative fuel sales.

We recovered $78,669 during the three-month period ended June 30, 2008, and $90,573 during the six-month period ended June 30, 2008, from previously recorded inventory write downs. There were no similar recoveries during the same periods in 2007.

Operating Expenses

Our sales and marketing expenses for the three-month periods ended June 30, 2008 and 2007 were $50,491 and $78,234, respectively. Our sales and marketing expenses for the six-month periods ended June 30, 2008 and 2007 were $134,556 and $166,748, respectively and the total expense from inception to date (May 19, 2003) is $1,335,592. We plan to be more involved in the distributed generation market as governmentally imposed emission standards tighten and the clean-energy solutions offered by our intellectual property develop and become accepted in the market place. We also plan to aggressively market our carbon-reduced and carbon-free products during the remainder of 2008.

General and administrative expenses decreased from $717,739 for the three months ended June 30, 2007 to $497,132 for the three months ended June 30, 2008. General and administrative expenses decreased from $1,541,160 for the six months ended June 30, 2007 to $1,068,036 for the six months ended June 30, 2008. General and administrative expenses from inception (May 19, 2003) through June 30, 2008 were $7,539,444. Our general and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs such as investor relations, accounting and legal fees.

Our general and administrative expenses also include overhead and direct production expense related to pre-production costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production, personnel, purchasing costs and costs associated with production ramp up. Total pre-production expenses included in general and administrative expense for the three-month periods ended June 30, 2008 and 2007 respectively, were $101,538 and $175,581. Total pre-production expenses included in general and administrative expense for the six month-periods ended June 30, 2008 and 2007 respectively, were $223,022 and $378,715. Pre-production expense from inception (May 19, 2003) through June 30, 2008 totaled $1,566,456.

We view our stock-based compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized $70,041 in stock option and in restricted stock expense for employees and directors in the three months ended June 30, 2008 and $188,947 in stock option and restricted stock expense for the three months ended June 30, 2007. We have recognized $208,046 in stock option and restricted stock expense for employees and directors in the six months ended June 30, 2008 and $325,036 in stock option and restricted stock expense for the six months ended June 30, 2007. Total stock option compensation for employees and directors from inception (May 19, 2003) through June 30, 2008 was $1,582,465. Stock option expense is allocated among sales and marketing expense, general and administrative expense and research and development expense.

Since inception (May 19, 2003), we have accrued $51,317 in accrued property taxes and $46,225 in accrued program costs related to forgivable loans and grants from state and local government sponsored programs. These expenses have also been recorded as general and administrative expenses. Expenses related to forgivable loans and grants will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs related to research and development were $215,408 and $338,097 for the three-month periods ended June 30, 2008 and 2007, respectively. Costs related to research and development were $406,674 and $745,454 for the six-month periods ended June 30, 2008 and 2007, respectively. Total expense for research and development expense from inception (May 19, 2003) to June 30, 2008 is $3,657,177. Management believes that, assuming receipt of additional capital, research and development expenses will increase during 2008.

Loss from Operations

We recorded an operating loss of $656,450 for the three months ended June 30, 2008 compared to an operating loss of $1,100,867 for the three months ended June 30, 2007. We recorded an operating loss of $1,479,463 for the six months ended June 30, 2008 compared to an operating loss of $2,832,544 for the six months ended June 30, 2007. We recorded operating losses totaling $13,801,014 from inception (May 19, 2003) through June 30, 2008. We expect to continue to operate at a loss during 2008.

During the three month and six month periods ended June 30, 2008 we did not recognize any stock dividends attributable to stockholders. During the six months ended June 30, 2007, we accreted a beneficial conversion dividend to the holders of Series A Preferred Stock of $1,889,063. The stock dividend constituted approximately 39.6% of a net loss to common stockholders of $4,772,100 for the six months ended June 30, 2007 and did not have an affect on the net loss to common stockholders at June 30, 2008. We recorded net losses attributable to common stockholders totaling $15,940,186 from inception (May 19, 2003) through June 30, 2008.

Other Income (Expense)

We had total interest income for the three months ended June 30, 2008 of $2,214 as compared to interest income of $24,245 for the three months ended June 30, 2007. We had total interest income for the six months ended June 30, 2008 of $6,643 as compared to interest income of $35,746 for the six months ended June 30, 2007. We realized interest income from inception (May 19, 2003) to June 30, 2008 of $170,695.

Interest expense for the three months ended June 30, 2008 was $32,166 and $44,601 for the three months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 was $72,625 and $86,239 for the six months ended June 30, 2007. Our interest expense from inception (May 19, 2003) to June 30, 2008 totaled $414,070. We accrue interest expense related to forgivable loans and grants from state and local government sponsored programs. From inception (May 19, 2003) through June 30, 2008 we have accrued $149,891 in accrued interest expense related to our forgivable loans and grants and will continue to accrue these expenses until we meet certain criteria for job creation. If we can comply with the job creation criteria, these amounts would be recorded, at the time of forgiveness, as other income.

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

Liquidity and Capital Resources

Operating Budget and Financing of Operations

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors, and stockholders. Our sales are beginning to increase steadily and we have reduced our operating expenses.

On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global”), which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000) in increments not to exceed $350,000 each. We will have access to these funds over a two-year period beginning on August 5, 2008, the date on which the SEC first declared effective our registration statement registering the resale of our shares by YA Global. We plan to begin accessing the SEDA funds in August and will only access the SEDA funds to the extent necessary. The per share price for shares issued under the SEDA will be dependent upon the market value of our stock at the time of funding. Our registration statement covering 4,054,541 shares, filed May 20, 2008, was declared effective by the Securities and Exchange Commission on August 5, 2008.

In addition to the above, we expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports in the third or fourth quarter of 2008 and we continue to engage in discussions to secure a strategic banking relationship. We also expect to secure agreements to provide hydrogen generators that will provide a megawatt of power.  We are presently applying for research and development grants and pursuing strategic development partners.

We believe that the combination of these opportunities and potentials can provide needed cash flow to our operations for at least the next twelve months; however there are no assurances that anticipated sales will occur in the timeframe we anticipate, which would have a negative adverse effect on our operations and would accelerate the need for additional funding. We are dependent on the capital we draw from the SEDA to fund our involvement in new research and development projects and sustain our operations.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of June 30, 2008, we had an accumulated deficit of approximately $14.1 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Terms of the SEDA

On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global. The SEDA provides us the opportunity, for a two-year period beginning August 5, 2008, the date on which the SEC first declared effective the registration statement registering the resale of 4,054,541 of our shares by YA Global, to sell shares of our Common Stock to YA Global for a total purchase price of up to Four Million Dollars ($4,000,000). For each share of Common Stock purchased under the SEDA, YA Global will pay 93% of the lowest daily VWAP during the five (5) consecutive trading days after the Advance Notice date. Each Advance may be for an amount not to exceed $350,000 and each Advance Notice date must be no less than five (5) trading days after the prior Advance Notice date. The Advance request will be reduced to the extent the price of our Common Stock during the five (5) consecutive trading days after the Advance Notice date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice date.

We have paid $15,000 to YA Global as a structuring and due diligence fee and on June 10, 2008 we issued 386,567 shares to YA Global as a commitment fee. We are obligated to pay a monthly monitoring fee of $3,333 during the term of the SEDA. We may terminate the SEDA upon fifteen (15) trading days of prior notice to YA Global, as long as there are no Advances outstanding and we have paid to YA Global all amounts then due. A copy of the SEDA is attached as Exhibit 10.3 to the company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2008.

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

Cash Flow From Operations

The following table depicts cash flow information for the three- and six-month periods ended June 30, 2008 and 2007 and from inception (May 19, 2003) to June 30, 2008:

	Three months ended June 30,		Six months ended June 30,		From Inception (May 19, 2003) to June 30,
	2008	2007	2008	2007	2008
Net cash used in operating activities	$(305,227)	$(1,080,397)	$(811,057)	$(2,383,475)	$(11,979,369)
Net cash provided by (used in) investing activities	116,225	(66,739)	114,928	(109,864)	(2,976,408)
Net cash provided by (used in) financing activities	158,312	3,290,955	118,254	3,806,199	15,094,603

Net cash used in operating activities was $305,227 during the three months ended June 30, 2008 compared to $1,080,397 during the same period in 2007, which constitutes a decrease of approximately 71.7%. Net cash used in operating activities was $811,057 during the six months ended June 30, 2008 compared to $2,383,475 during the same period in 2007, resulting in a decrease of approximately 66.0%. The decrease for these periods is primarily the result of a decrease in inventory purchasing activity and enhanced efforts to reduce our operating expenses. From inception (May 19, 2003) through June 30, 2008 we have used $11,973,369 to fund our operating activities.

At June 30, 2008 we had cash on hand of $132,340 compared to cash on hand of $2,454,922 at June 30, 2007, and $713,289 at December 31, 2007.

Cash Flow From (Used in) Investing Activities

Net cash from investing activities for the three months ended June 30, 2008 was $116,225 compared to $66,739 used in investing activities for the three months ended June 30, 2007. Net cash from investing activities for the six months ended June 30, 2008 was $114,928 compared to $109,864 used in investing activities for the six months ended June 30, 2007. The decrease in cash used in investing activities is primarily the result of a decrease in purchases of property and equipment. We have used $3,012,908 for the purchase of property and equipment from inception (May 19, 2003) through June 30, 2008. Net cash from investing activities for the period from inception (May 19, 2003) through June 30, 2008 was $2,976,408.

Cash Flow From Financing Activities

Net cash used to pay short term and long term debt during the three months ended June 30, 2008 and 2007, respectively was $37,688 and $25,140. Net cash used to pay short term and long term debt during the six months ended June 30, 2008 and 2007, respectively was $77,746 and $38,896. We received proceeds of $196,000 from borrowings and none from private placements during the three and six months ended June 30, 2008. We received $3,316,095 from private placements and no proceeds from borrowings during the three months ended June 30, 2007. During the six months ended June 30, 2007, we received $3,595,095 from private placements and proceeds of $250,000 from borrowings.

During the six months ended June 30, 2008, we renewed our note with Farmers State Bank in the principal amount of $591,956. In addition, on March 24, 2008, we obtained a line of credit with Iowa State Bank in the amount of $250,000. As of August 1, 2008, we have drawn $196,000 from this line of credit. This line of credit has an expiration date of December 1, 2008 and carries an interest rate of 1.5% above the Wall Street journal U.S. Prime Rate. The interest rate at June 30, 3008 was 6.5%.

At June 30, 2008 we had total assets of $5,130,958 and stockholders equity of $2,213,392 compared to total assets of $5,985,477 and stockholders’ equity of $3,381,158 at December 31, 2007.

Plan of Operation

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in the foreseeable future. We have financed operations since inception primarily through equity and debt financings. We anticipate our expenses will increase significantly only if we obtain sufficient capital to expand our operations. Until such time, we intend to curtail our operations and restrict our monthly expenditures.

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

We believe that the manufacture and sale of our current Oxx Power® engines, open power units and gensets are merely the first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Our long-term vision has been focused around four markets: hydrogen airport ground support vehicle engines, stranded hydrogen electrical power generators, hydrogen-fueled cell phone tower power systems, and ammonia-fueled irrigation systems. Capital constraints have delayed our efforts to commercialize our intellectual property. However, we anticipate that revenue from these sources will continue to help support our continuing operations and assist with funding for our research and development efforts.

Our basic business plan is based upon the development of our intellectual property and the commercialization of our technologies. We currently have ten patents pending in the United States and two patents pending internationally. We expect to file several more during the next several months. In May 2008 we were notified that our application for a patent on a Precision Hi-speed Generator Alignment Fixture has been allowed.

We believe that the airport ground support industry is a realistic near-term opportunity for our hydrogen fueled engines. Hydrogen-fueled engines could address environmental concerns at airports, and hydrogen delivery constraints could be minimized if the system is installed in a controlled environment such as an airport. Our Oxx Power® engines have been configured to conform to the same form, fit and function as engines currently in common use in certain ground support equipment, such as baggage tractors. Thus our engines can be used as replacement engines in most traditional ground support vehicles and can be maintained by existing personnel with minimal additional training. We are currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Such an opportunity could also allow us to achieve a safety certification for hydrogen usage at airports.

Our hydrogen-powered products are generally sold to customers through business agreements, which are most often for power products that meet certain specifications. Income related to business agreements is recorded as a reduction in research and development expense. All of our hydrogen products utilize our Oxx Boxx™ engine controller. We expect that our future revenue will come from the licensing and sale of our technologies as well as from the sale of hydrogen or ammonia-fueled engines and gensets for dedicated uses, such as airport ground support and irrigation pumping.

We are constantly seeking synergistic collaborations with others in the development and marketing of our technologies. In addition to our efforts related to the ground support industry, as discussed above, we have entered into a number of collaborative projects around the world for the purpose of developing, testing and promoting the use of our technology.

On August 5, 2008, as part of our strategic alliance with Startech Environmental Corporation, we shipped a single genset to integrate with Startech’s system to produce hydrogen from its waste mitigation process. Assuming we have successful trials, we intend to work together to package and market a complete system. We believe testing for the project will begin this fall. Startech designs and manufactures plasma conversion waste processing equipment. Startech believes that it can produce hydrogen from its waste mitigation process that can be used to create power from both traditional and non-traditional power generation systems.

As of August 12, 2008, our first ammonia-fueled power unit has logged over 1000 hours. The power unit, which was shipped in September 2007 to TGP West in California, is equipped with an Oxx Power® 4.9L engine outfitted with our proprietary controls and fuel delivery system. The engine is currently being tested to run primarily on anhydrous ammonia, with liquefied petroleum gas (LPG) as a catalyst fuel for this test. The clean power supplied by this unit is used to irrigate a walnut grove and provide water for a cattle ranch in the San Luis Obispo area. We have experienced minimal problems with the unit and are exploring new research which could eliminate the use of a catalyst fuel. We believe ammonia could be the enabler to the hydrogen economy.

So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements and for construction of our manufacturing facilities, but there can be no assurance that we will be able to continue to do so.

We do not anticipate expanding our manufacturing facilities in 2008. We anticipate our capital expenditures for 2008 will be approximately $120,000, subject to sufficient capital from anticipated financing.

We anticipate that our research and development costs in 2008 could be approximately $1 million, subject to sufficient capital from anticipated financing.

Grants and Government Programs

The Iowa Department of Economic Development has provided the following funding assistance to us:

• Community Economic Betterment Account Forgivable Loan (“CEBA”)	$250,000
• Physical Infrastructure Assistance Program Forgivable Loan (“PIAP”)	$150,000
• Enterprise Zone (estimated value)	$142,715

The CEBA and PIAP programs provide that the loan amounts will be forgiven if we meet certain requirements, including the creation of 49 jobs in Iowa by July 2010. As of August 4, 2008, we have a total of fourteen (14) employees in Iowa, all of whom are now working full-time, as well as two (2) part-time and one (1) full-time employee in Canada.

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

In order to receive these benefits, we were required to meet a number of requirements, including the creation of 59 new full-time equivalent jobs at the company’s headquarters by June 28, 2008. We have not met this requirement and are in discussions with the department about possible alternatives.

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

Employees

We currently have 16 employees, 13 of whom are in Algona, Iowa and 3 of whom are in Canada. We plan to maintain lean staffing and will only add key skill sets as required - mainly in the technical and sales disciplines.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported as of the end of the period covered by this report.

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2008 we issued 386,567 shares to YA Global as a commitment fee under the Standby Equity Distribution Agreement (“SEDA”) with YA Global dated April 11, 2008. Under the SEDA we have the right, for a two-year period beginning August 5, 2008, to sell registered shares of our Common Stock to YA Global for a total purchase price of up to Four Million Dollars ($4,000,000). For each share of Common Stock purchased under the SEDA, YA Global will pay 93% of the lowest daily VWAP during the five (5) consecutive trading days after the Advance notice date.

In addition to the shares issued as a commitment fee, we have paid $15,000 to YA Global as a structuring and due diligence fee. We are obligated to pay a monthly monitoring fee of $3,333 during the term of the SEDA. We received no proceeds from the issuance of these shares and, except as described above, paid no fees or other commissions in relation to the private placement of these shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 4, 2008, two matters were voted upon. A description of each matter and tabulation of the votes for each of the matters is as follows:

1. To elect directors nominees to hold office until the next Annual Meeting of Shareholders or until their successors are elected:

	Votes
Nominee	For	Withheld
Theodore G. Hollinger	21,333,000	130,563
Thomas O. Trimble	21,432,978	30,325
Philip G. Ruggieri	21,405,728	66,475
Stephen T. Parker	21,390,583	77,370

2. To ratify of the appointment of LWBJ, LLP, as the independent registered public accounting firm of the company for the fiscal year ended December 31, 2008:

Votes

For	Against	Abstain
21,499,387	56,354	34,230

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
31.1
Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Acting President and Chief Executive Officer (Principal Executive Officer).

31.2
Certification pursuant to Item 601(b) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer (Principal Financial Officer).

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Theodore G. Hollinger, the company's Acting President and Chief Executive Officer (Principal Executive Officer).

32.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the company's Chief Financial Officer (Principal Financial Officer).

NOTES ABOUT FORWARD-LOOKING STATEMENTS

Statements contained in this current report which are not historical facts, including some statements regarding the effects of the Merger, may be considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and the current economic environment. We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements. Readers should carefully review the our financial statements and the notes thereto, as well as the "risk factors" described in the documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-KSB/A for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER, INC.

Date: August 14, 2008	By	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger Acting President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By	/s/ SANDRA BATT
Sandra Batt Chief Financial Officer (Principal Financial Officer)