Form 10-Q
period 2008-09-30
HYDROGEN ENGINE CENTER, INC.
filed 2008-11-14
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 6, 2008
Common	30,102,849

FORM 10-Q

TABLE OF CONTENTS

.		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30, 2008 and 2007 and the period from inception (May 19, 2003) through September 30, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months and Three Months Ended September 30, 2008 and 2007 and the period from inception (May 19, 2003) through September 30, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4T.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits and Reports on Form 8-K	33

	Notes About Forward-looking Statements	33

SIGNATURES		34

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)

Current Assets
Cash and cash equivalents	$50,492	$713,289
Restricted cash	-	115,157
Accounts receivable	204,082	134,237
Inventories	1,062,278	1,655,359
Prepaid expenses	279,606	89,901
Total current assets	1,596,458	2,707,943

Property, Plant and Equipment
Building	2,271,209	2,271,209
Equipment	900,194	908,999
Land and improvements	472,504	472,504
	3,643,907	3,652,712
Less accumulated depreciation	557,177	375,178
Net property and equipment	3,086,730	3,277,534

Total Assets	$4,683,188	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
LIABILITIES AND EQUITY	2008	2007
	(Unaudited)

Current Liabilities
Notes payable, banks	$1,378,081	$594,677
Current portion long-term debt	24,271	30,350
Current installments of obligation under capital lease	49,549	45,247
Accounts payable	285,527	146,585
Accrued expenses	315,025	207,328
Accrued interest	166,273	129,965
Deferred revenue	87,306	-
Unearned grants	13,837	30,977
Total current liabilities	2,319,869	1,185,129

Long-term debt, net of current maturities	725,737	1,338,235
Obligation under capital lease, excluding current installments	43,236	80,955
	768,973	1,419,190
Total liabilities	3,088,842	2,604,319

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized,
-0- and 930,000 shares issued and outstanding	-	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized,
30,102,849 and 27,590,164 shares issued and outstanding	30,103	27,590
Additional paid-in capital	16,347,601	15,860,725
Accumulated other comprehensive loss - foreign currency	(7,168)	(3,412)
Deficit accumulated during the development stage	(14,776,190)	(12,505,678)
Total stockholders' equity	1,594,346	3,381,158

Total Liabilities and Stockholders’ Equity	$4,683,188	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Operations

					From Inception
	Three months ended September 30,		Nine months ended September 30,		(May 19, 2003) to
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$352,571	$86,047	$874,028	$527,720	$1,936,731

Cost of Goods Sold
Material, labor, and overhead	326,968	74,299	809,195	447,143	1,730,979
Inventory markdown	105,788	239,598	15,215	220,853	977,238
	432,756	313,897	824,410	667,996	2,708,217

Gross Profit (Loss)	(80,185)	(227,850)	49,618	(140,276)	(771,486)

Operating Expenses
Sales and marketing	24,829	64,488	159,385	231,236	1,360,421
General and administrative	378,607	610,243	1,446,642	2,167,029	7,918,051
Research and development	208,004	361,089	614,678	1,109,662	3,865,181
Vendor settlement	-	-	-	448,011	577,500

	611,440	1,035,820	2,220,705	3,955,938	13,721,153

Operating Loss	(691,625)	(1,263,670)	(2,171,087)	(4,096,214)	(14,492,639)

Other Income (Expense)
Interest income	107	24,935	6,749	60,681	170,802
Interest expense	(33,549)	(46,653)	(106,174)	(132,892)	(447,619)
Loss on disposals of assets	-	(1,027)	-	(1,027)	(6,734)
	(33,442)	(22,745)	(99,425)	(73,238)	(283,551)

Net Loss	$(725,067)	$(1,286,415)	$(2,270,512)	$(4,169,452)	$(14,776,190)

Series A Preferred stock beneficial conversion
feature accreted as a dividend	$-	$-	$-	$(1,889,063)	$(1,889,063)

Net Loss Attributable To
Common Stockholders	$(725,067)	$(1,286,415)	$(2,270,512)	$(6,058,515)	$(16,665,253)

Weighted -average shares outstanding	29,834,325	25,773,966	28,522,401	25,749,887

Basic and diuluted net loss per share	(0.02)	(0.05)	(0.08)	(0.24)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows

					From Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(May 19, 2003) to
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(725,067)	$(1,286,415)	$(2,270,512)	$(4,169,452)	$(14,776,190)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	62,586	50,207	191,607	168,714	618,450
Compensation to directors and employees of stock options and restricted stock	71,672	153,759	279,718	478,795	1,654,137
Compensation to consultants of stock options	2,425	2,463	15,132	7,388	201,942
Warrants issued in vendor dispute	-	-	-	577,500	577,500
Loss on sale of assets	-	-	-	-	6,734
Change in assets and liabilities:
Accounts receivable	22,785	33,743	(44,845)	102,200	(179,082)
Inventories	326,027	(16,316)	593,081	(349,658)	(1,041,213)
Prepaid expenses	(16,603)	7,356	(29,705)	(26,312)	(141,063)
Accounts payable	25,294	274,082	138,139	(54,196)	368,809
Accrued expenses	35,383	(67,734)	107,697	44,762	361,263
Accrued interest	11,200	12,688	36,308	18,409	166,273
Deferred revenue	87,306	-	87,306	-	87,306
Unearned grants	(4,936)	(8,536)	(17,140)	(26,328)	13,837
Net cash used in operating activities	(101,928)	(844,703)	(913,214)	(3,228,178)	(12,081,297)

Investing Activities
Withdrawal/(Deposit) of restricted cash	-	(4,021)	115,157	(11,846)	-
Proceeds from sale of assets	-	36,000	-	36,000	36,500
Purchases of property, plant, and equipment	-	(65,815)	-	(167,854)	(3,012,908)
Net cash provided by (used in) investing activities	-	(33,836)	115,157	(143,700)	(2,976,408)

Financing Activities
Proceeds from note payable, bank	54,000	-	250,000	250,000	2,089,420
Payments on note payable, bank	(23,355)	(3,560)	(55,441)	(8,818)	(968,585)
Proceeds from long-term debt	-	-	-	-	1,172,052
Payments on long-term debt	(17,489)	(22,471)	(63,149)	(56,109)	(207,044)
Proceeds from exercise of stock option	-	-	-	-	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	-	-	3,595,095	3,595,095
Issuance of common stock in private placements, net of expenses	-	-	-	-	6,639,008
Issuance of common stock from registration, net of expenses	7,606	-	7,606	-	7,606
Net cash provided by (used in) financing activities	20,762	(26,031)	139,016	3,780,168	15,115,365

Effect of Exchange Rates on Cash and Cash Equivalents	(682)	13,376	(3,756)	6,231	(7,168)

Net Increase (Decrease) in Cash and Cash Equivalents	(81,848)	(891,194)	(662,797)	414,521	50,492

Cash and Cash Equivalents – Beginning of Period	132,340	2,454,922	713,289	1,149,207	-

Cash and Cash Equivalents – End of Period	$50,492	$1,563,728	$50,492	$1,563,728	$50,492

-Continued-

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows

-Continued-

					From Inception
	Three months ended September 30,		Nine months ended September 30,		(May 19, 2003) to
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information

Interest paid	$22,348	$33,961	$69,865	$114,331	$281,155

Supplemental Disclosures of Noncash
Investing and Financing Activities

Additional paid-in capital contribution
for expenses paid by founder	$-	$-	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$-	$-	$47,851

Issuance of common stock for
conversion of debt	$-	$-	$-	$-	$557,051

Acquistion of property, plant, and equipment
through financing	$-	$-	$-	$111,450	$692,081

Payables for construction in progress	$-	$-	$-	$-	$232,208

Receivable for state loan	$-	$-	$-	$-	$100,000

Issuance of warrants for inventory	$-	$21,065	$-	$21,065	$21,065

Conversion of Preferred Stock for Series A	$-	$-	$-	$-	$1,511

Series A Preferred stock beneficial conversion feature
accreted as a dividend	$-	$-	$-	$1,889,063	$1,889,063

Conversion of Preferred Stock for Series B	$-	$-	$1,933	$-	$1,933

Issuance of common stock for financing commitment fee	$-	$-	$160,000	$-	$160,000

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008

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

Through September 30, 2008, we remain in the development stage. Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

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

The results of operations for the quarterly period ended September 30, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology. As such, we have incurred substantial operating losses. We expect to incur operating losses in 2008. On April 11, 2008, we entered into a Standby Equity Distribution Agreement (“SEDA”) to sell up to a maximum of $4,000,000 in equity securities over twenty-four months to an investor. The agreement required that we register stock prior to receiving any funds and subject to certain limitations, allows us to issue shares under the SEDA periodically in amounts not to exceed $350,000 at one time. The per share price for shares issued under the SEDA will be dependent upon the market value of our stock at the time of funding. Our registration statement covering 4,054,541 of such equity securities, filed on May 20, 2008, was declared effective by the Securities and Exchange Commission on August 5, 2008.

It has been difficult to depend on the SEDA to fund our operations. According to the terms of the SEDA, once an advance is requested, the investor can begin selling shares which consequently drives the price of the stock lower. We began accessing the SEDA funds in August and at November 10, 2008, have sold 247,977 shares at an average price of $.23 and have received $57,130 in capital. The number of shares we can sell under the SEDA has also been adversely affected by the recent fluctuation and general decline in the trading price of our shares.

We continue to take steps to lower our monthly cash expenditures and our sales have increased this quarter and are expected to remain consistent in the fourth quarter. As of November 7, 2008, we had cash of $17,944, trade receivables of $151,032 and $304,658 in trade payables. We have sales orders of $300,123. In addition, we have access to the SEDA funds mentioned above, however draws are subject to limitations, primarily the recent fluctuation and general decline in the market value of our stock, which restricts the amount of funds that can be drawn. We also are dependent on the renewal of our loans with our financial lenders.

We expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports in the fourth quarter of 2008. We expect to continue the sale of our excess inventory. We are pursuing strategic alliances to assist us in marketing our wind to hydrogen products. We also expect to engage in a capital raise. We believe that the combination of these opportunities and potentials can provide needed cash flow to our operations for three to six months; however there are no assurances that anticipated sales will occur in the timeframe we anticipate, which would have a negative adverse effect on our operations and would accelerate the need for additional funding. We are dependent on the capital we draw from the SEDA, continued renewal of existing debt arrangements as well as anticipated revenue from the expected airport project and the sale of our engine inventory to fund our involvement in new research and development projects and sustain our operations.

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

Inventories

Inventories consist mainly of parts, work-in-process and finished goods that are stated at the lower of cost (determined by the first-in, first out method) or market value (Note 3). We follow the provisions of Statements of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43). Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs. For the three months and nine months ended September 30, 2008 we allocated approximately $9,000 and $20,000, respectively, of overhead to inventory and approximately $65,400 of overhead to inventory from inception (May 19, 2003) to September 30, 2008. For the three months and nine months ended September 30, 2007 we allocated approximately $4,700 and $14,200, respectively, of overhead to inventory. The balance of fixed production overhead is recorded in general and administrative costs.

Prepaid Expense

We deferred expenses related to the registration of shares for our Standby Equity Distribution Agreement (“SEDA”). These expenses included a commitment fee and legal and accounting fees which will be recognized as an expense, as shares are issued for the SEDA (Note 9). At September 30, 2008, expenses associated with the SEDA recorded as prepaid expense totaled $224,257. At September 30, 2008, total prepaid expense was $279,606.

Revenue Recognition

Revenue from the sale of our products is recognized at the time title and risk of ownership transfer to customers. This occurs upon shipment to the customer or when the customer picks up the goods.

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology. Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria. The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer. Expenses we incur are recorded as research and development costs. During the nine months ended September 30, 2008, we did not receive income from business agreements and therefore did not record a reduction in research and development expense resulting from such agreements. From inception (May 19, 2003) to September 30, 2008, we recorded $273,913, as a reduction in research and development expense.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense. We allocate overhead and direct production expense to products manufactured. However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs. Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up. Total pre-production costs included in general and administrative expenses for the three months and nine months ending September 30, 2008 totaled $118,827 and $341,849, respectively. For the period from inception (May 19, 2003) to September 30, 2008 pre-production expense was $1,685,283.

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

In March 2005, Staff Accounting Bulletin (“SAB”) 107 provided supplemental implementation guidance for SFAS 123R. We applied the provisions of SAB 107 in our adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all stock options and restricted stock awards are expensed over the award vesting period. These awards are expensed under the same approach using the fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

SFAS 123R requires the use of a valuation model (Note 10), to calculate the fair value of stock-based awards. We have elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

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

Period from Inception
(May 19, 2003) to
September 30, 2008

Net loss attributable to common shareholders, as reported	$(16,665,253)

Add: options and restricted stock-based employee compensation
expense included in reported net loss attributable to common shareholders	1,654,138
Deduct: options and restricted stock-based employee compensation
expense determined under fair value based method	(1,839,940)

Pro forma net loss attributable to common shareholders	$(16,851,055)

Total employee non-cash stock compensation expense, net of forfeitures, for the three months and nine months ended September 30, 2008 was $71,672 and $279,718.

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

We classify our money market account using Level I methodology. At September 30, 2008, we had a $0 balance in this fund.

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of September 30, 2008, we did not elect such option for our financial instruments and liabilities.

3. INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method:

	September 30, 2008	December 31, 2007
	(unaudited)
Component parts	$852,008	$1,266,612
Work in process	27,070	10,407
Finished goods	183,200	378,340
Totals	$1,062,278	$1,655,359

At September 30, 2008, we recorded a loss of $248,420 resulting from a markdown of excess 4.9L Oxx Power® engine parts. For the three months and nine months ending September 30, 2008, we recorded a gain or recovery of $142,631 and $233,205, respectively for reman and new engine components that were marked down in previous years. The net effect of the inventory transactions for the three months and nine months ending September 30, 2008, is an inventory markdown for component parts of $105,789 and $15,215, respectively. For the period from inception (May 19, 2003) through September 30, 2008 we realized a net inventory markdown of component parts and finished goods of $977,238.

At September 30, 2008, we had a sales orders backlog of approximately $315,000 for new and remanufactured engines. We anticipate that substantially all of our remanufactured engine inventory of approximately $282,500 will be depleted by December 31, 2008.

4. NOTES PAYABLE, BANK

On December 10, 2007 we renewed a note with a bank for $561,304. This note matures on December 15, 2008, and carries a variable interest rate equal to prime. At September 30, 2008, the balance on the note is $544,860 and the note bears an interest rate of 5.0% with monthly interest and principal payments of $4,484 until maturity. The loan is secured by real estate.

On December 27, 2007, we obtained funding for our yearly D&O insurance premium through a loan agency. The original loan amount was $33,374 and requires three quarterly payments of $11,626 beginning March 27, 2008. The loan carries an interest rate of 8.95%. At September 30, 2008, the balance of the loan has been paid.

On March 24, 2008, we obtained a line of credit from a bank for $250,000. The line of credit is secured by real estate and a business security agreement and was originally contracted to expire August 1, 2008. On July 21, 2008, the expiration date on this note was extended to December 1, 2008. The line of credit carries a variable interest rate equal to 1.5% above prime. At September 30, 2008 the balance on the line of credit was $250,000 and carried an interest rate of 6.50%.

On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on September 30, 2008 was $583,221. This note matures on April 1, 2009, and carries a variable interest rate equal to prime. At September 30, 2008, the interest rate on the note was 5.0% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(unaudited)

Note payable to City of Algona. See (a)	$145,000	$160,000

Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124

Note payable to Algona Area Economic Development Corporation. See (c)	58,884	61,827

Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000

Note payable to finance company. See (e)	-	6,388

Note payable to bank. See (f)	-	594,246

	750,008	1,368,585
Less amounts due within one year	24,271	30,350

Totals	$725,737	$1,338,235

Future maturities of long-term debt at September 30, 2008 are as follows:

2009	$6,123
2010	169,562
2011	200,330
2012	148,800
Thereafter	200,922
Total long-term debt	$725,737

(a) In September 2005, we obtained $200,000 from the City of Algona. The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015. There is no interest on this loan provided we create 42 new full-time positions within two years of the agreement. On June 16, 2008, we signed an amended agreement to extend the time requirement for job creation until July 31, 2010. If job creation requirements are not met, interest on the loan will be payable at 10% per annum. At this time the requirements have not been met. Therefore, as of September 30, 2008, we have accrued interest on the note in the amount of $53,392. The loan is collateralized by real estate.

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

At this time the requirements have not been met. Therefore, as of September 30, 2008, we have accrued interest in the amount of $38,144. The loan is secured by the real estate.

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

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000. This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility. We received payment of this award in December 2005. Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital. In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour. In order to qualify for the job count, employees must be Iowa residents. We are required to maintain the minimum employment level through the thirteenth week after the project completion date. If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments. IDED requires end-of-year status reports to ensure compliance. At this time the requirements have not been met. Therefore, as of September 30, 2008, the total amount of interest accrued was $25,496. The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000. This is a three-year forgivable loan and proceeds are to be used for the construction of the plant. We received $150,000 of this award in December 2005. The balance of the award, $100,000, was received in January 2006. The terms of this award are the same as the PIAP award explained in the previous paragraph. At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date. The project completion date of this award is July 30, 2010. Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately. If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment. We are accruing interest on this note until the terms of the note have been met. The total amount of interest accrued at September 30, 2008 was $42,493. The note is secured by a security agreement on our assets.

At September 30, 2008 we have created 10 jobs to meet the above job creation requirement.

(e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc. The note requires payments of $2,129 per month for 24 months. The equipment serves as collateral for the note. At September 30, 2008, the entire remaining balance has been paid.

(f) On March 27, 2008, we renewed a note with a bank for $591,956. The balance of this note on September 30, 2008 was $583,221 and at September 30, 2008 was included in notes payable, bank (Note 4). This note matures on April 1, 2009, and carries a variable interest rate equal to the Wall Street Journal U.S. Prime Rate. At September 30, 2008, the interest rate on the note was 5% and requires monthly interest and principal payments of $4,340. The loan is secured by real estate. The entire remaining balance at September 30, 2008 is due within one year and considered current.

6. CAPITALIZED LEASES

We have entered into three capital lease agreements, to purchase equipment with a net book value of $113,749 at September 30, 2008. Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of September 30, 2008:

2008	$14,362
2009	57,448
2010	19,889
2011	11,586
2012	635
Total minimum lease payments	103,920
Less amount representing interest	11,135
Present value of minimum lease payments	92,785
Less amounts due within one year	49,549
Totals	$43,236

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

At September 30, 2008, we had not met all of our obligations for the EZ agreement and we have determined that we will probably not meet all of the requirements of this agreement. We have recorded most of the benefits we have received from this program as liabilities estimated to be $165,000. We have notified IDED of our inability to meet our job creation obligations and we are in the process of providing them with essential information so that the amount due and timing of the repayments can be determined.

8. RELATED PARTIES

On September 3, 2008, we entered into a Controller Design Agreement with a company co-founded by one of our directors. The scope of the agreement includes the enhancement of our OxxBoxx controller with wireless technology to produce a remote wireless engine controller. The agreement provides for development and testing by us and the contractor working to create a production-ready controller. The cost of the development work incurred through September 30, 2008 was $30,529. We estimate the total cost of the project to be approximately $225,000, however the project has been suspended until we can obtain the financing needed to sustain the development. In addition, we entered into an agreement with this same director’s investment banking firm for consulting services. The total cost of the engagement is expected to be $20,000 and through September 30, 2008 we have paid $10,000.

9. COMMON STOCK

Our registration statement covering 4,054,541 shares of such equity securities, filed on May 20, 2008, was declared effective by the Commission on August 5, 2008.

We entered into a Standby Equity Distribution Agreement (the “SEDA”) with an investor on April 11, 2008. For a two-year period beginning on August 5, 2008, we will have the right, at our discretion, to sell registered shares of our common stock to the Investor for up to $4,000,000. For each share of common stock purchased under the SEDA, the Investor will pay ninety-three (93%) of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA). Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date. The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less than 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

Under the terms of the SEDA, we have paid a structuring fee of $10,000, a due diligence fee of $5,000 and issued 386,567 shares of common stock to satisfy a $160,000 Commitment Fee. We are also obligated to pay a monthly monitoring fee of $3,333 during the term of the agreement. We may terminate the SEDA upon 15 trading days notice, provided there are no Advances outstanding and that we have paid all amounts then due to the Investor.

We began accessing the SEDA funds in August and at November 7, 2008, have issued 247,977 shares at an average price of $.23 and received $57,130 in capital. As of September 30, 2008, we had 30,102,849 shares of Common Stock issued and outstanding.

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

We may also issue restricted stock under the Incentive Plan. Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years. The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000. At September 30, 2008, there were 794,584 shares available for grant and 1,205,416 shares granted. Of the shares granted, 361,000 were granted as restricted stock, 231,666 were granted as non-employee stock options, and 612,750 were granted as employee and director stock options.

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

					Period from Inception
	For the three months ending September 30,		For the nine months ending September 30,		(May 19, 2003) to
	2008	2007	2008	2007	September 30, 2008

Risk-free interest rate	-%	4.7%	3.6%	4.7%	4.2%
Expected volatility	-%	96.4%	81.0%	96.4%	146.5%
Expected life (in years)	-	5.5	4.0	5.5	7.4
Dividend yield	-	-	-	-	-
Weighted-average estimated fair value of options granted during the period	$-	$.99	$.27	$.99	$.97

No options were granted during the three months ending September 30, 2008.

The following table summarizes the activity for outstanding employee and non-employee stock options for the nine months ended September 30, 2008:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2007	884,916	$1.16
Granted	50,000	$.46
Forfeited	(98,500)	$1.33
Balance at September 30, 2008	836,416	$1.09	3.56	$-
Vested and exercisable as of September 30, 2008	719,916	$1.08	2.90	$-
Vested and expected to vest as of September 30, 2008	811,324	$1.09	3.45	$-

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $0.23 on September 30, 2008, the last day of trading in September.

There were no stock options exercised during the nine months ending September 30, 2008.

As of September 30, 2008, there was approximately $432,010 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the nine months ended September 30, 2008:

	Unvested Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2007	92,000	$1.00
Vested	(46,000)	$1.00
Unvested at September 30, 2008	46,000	$1.00

As of September 30, 2008, there was approximately $40,902 of unrecognized compensation cost related to unvested restricted stock. This amount is expected to be recognized over a weighted-average period of .92 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of September 30, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$0.40	20,000	9.50	$.40	10,000	$.40
$0.50	30,000	2.38	$.50	30,000	$.50
$1.00	481,666	2.22	$1.00	455,666	$1.00
$1.34	304,750	5.39	$1.34	224,250	$1.34

	836,416	3.56	$1.09	719,916	$1.08

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

General

Hydrogen Engine Center, Inc. (“HEC”, “we”, “us”, “our” or the “company”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs. We offer technologies that enable spark-ignited internal combustion engines and power generation systems to produce clean energy with near-zero carbon emissions, using our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors. Our business plan is centered on a growing portfolio of intellectual property that has been designed to play an increasing role in addressing turn-key alternative-fuel energy solutions for the industrial and power generation markets. HEC’s turn-key solutions enable uninterrupted generation of electricity by storing energy through the production of renewable fuels such as hydrogen and ammonia. Our mission is to provide the most reliable, most efficient and lowest emission energy storage and generation solutions, utilizing renewable fuels, to the global industrial market.

We are focusing our attention on developing and marketing our turn-key, 1MW power generation system that can be used to store energy and generate electricity with wind power. Wind power is the fastest growing electricity source in the world. According to Clean Edge Research, Wind power (new installation capital costs) is projected to expand from $30.1 billion in 2007 to $83.4 billion in 2017. Last year’s global wind power installation reached a record 20,000 MW, equivalent to 20 large-size 1 GW conventional power plants.

In line with the tremendous opportunities existing in wind storage, our systems, which store clean energy and generate electricity, are designed to be tied to the power grid. The systems stabilize the peaks and valleys in wind energy production. This is a valuable feature to wind power producers, who need to prove “constant power” in order to gain access to the grid.

Our current involvement with wind-to-hydrogen projects with Xcel Energy and Natural Resources Canada provide examples of how our power generation systems can be combined with a renewable resource to provide intermittent or continuous power generation. In these systems, when the wind blows, the wind turbines provide electric power. If the power created exceeds the demand, excess electricity will be used to create hydrogen through electrolysis (separation of water into hydrogen and oxygen). The hydrogen is then stored to be utilized to fuel our power generation system during peak usage of electricity or when wind energy is unavailable. On August 15, 2008, we received a purchase order from Newfoundland Labrador Hydro for $145,510 for additional work to provide grid connectivity to the 4 + 1® which was purchased by Natural Resources Canada.

We believe that we are the only company that can provide wind storage for constant power generation. Many other technologies, including fuel cells, are in early or development stage. Our primary target market is on-the-grid and off-the-grid wind power facilities, where wind storage could contribute substantially to the value proposition of this renewable source of energy.

In addition, we also expect to sell hydrogen engines for dedicated uses, such as airport ground support and irrigation pumping. We are, for example, currently working, in collaboration with Air Liquide and a number of other participants, to finalize an opportunity to sell some of our hydrogen-fueled engines for use in ground support vehicles at designated airports. Many airports are seeking clean-energy solutions for operation of ground support vehicles. We believe we are uniquely situated to meet the needs of this market. We have developed our own proprietary controller that enables our engines to run efficiently on hydrogen.

The accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 and the condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the three- and nine-month periods ended September 30, 2008 and 2007 and for the period from inception (May 19, 2003) to September 30, 2008 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the 2005 merger with Green Mt. Labs, Inc. pursuant to which HEC Iowa was the accounting acquirer and after giving effect to our private offerings.

Overview

We own all of the issued and outstanding shares of HEC Iowa and all of the issued and outstanding shares of Hydrogen Engine Center (HEC) Canada, Inc. HEC Iowa is a development stage company being built upon the vision of carbon-free, energy independence. We are building technologies designed to enable engines and gensets to generate and use clean power on demand, where needed.

We have funded our operations from inception through September 30, 2008, through a series of financing transactions, including convertible loans and Private Offerings. In April 2008, we entered into a SEDA which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000). The SEDA was subject to our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA, which was declared effective August 5, 2008. Our ability to access the SEDA funds has been restricted by the recent fluctuation and general decline in the trading price or our shares. We have accessed SEDA funds totaling $57,131 as of October 31, 2008. We view the SEDA as a financial safety net and we do not intend to access the full amount that may become available to us unless alternative financing on terms deemed acceptable to the company is not available. See “Liquidity and Capital Resources - Terms of the SEDA”.

Results of Operations

A summary statement of our operations, for the three and nine months ended September 30, 2008 and 2007 and for the period from inception through September 30, 2008 follows:

	Three months ended September 30,		Nine months ended September 30,		From Inception (May 19, 2003) to September 30, 2008
	2008	2007	2008	2007
Revenues	$352,571	$86,047	$874,028	$527,720	$1,936,731
Cost of Goods Sold	432,756	313,897	824,410	667,996	2,708,217
Gross Profit (Loss)	(80,185)	(227,850)	49,618	(140,276)	(771,486)

Operating Expenses	611,440	1,035,820	2,220,705	3,955,938	13,721,153
Loss from Operations	(691,625)	(1,263,670)	(2,171,087)	(4,096,214)	(14,492,639)

Other Expense	(33,442)	(22,745)	(99,425)	(73,238)	(283,551)
Net Loss	$(725,067)	$(1,286,415)	$(2,270,512)	$(4,169,452)	$(14,776,190)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	-	-	$(1,889,063)	$(1,889,063)

Net Loss Available to Common Stockholders	$(725,067)	$(1,286,415)	$(2,270,512)	$(6,058,515)	$(16,665,253)

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

Revenues

Revenues in the three-month period ended September 30, 2008 were $352,571 as compared to $86,047 for the same period in 2007. This represents an increase of $266,524, or 310%, as compared to revenues during the same three month period in 2007. We expect sales for the fourth quarter 2008 will also show an increase compared to the fourth quarter of 2007 as we continue to sell off our remanufactured engine inventory. For the nine-month period ended September 30, 2008 we realized sales of $874,028 for the nine-month period ended September 30, 2008 compared to $527,720 for the nine-month period ended September 30, 2007. This represents an increase of $346,308, or 66% from the same period last year. From inception to date we have realized revenues of $1,936,731.

We also derive income through business agreements for the development and/or commercialization of our hydrogen and ammonia products, which are not reflected in our revenue. We record income related to business agreements as a reduction in research and development expense. The expenses we incur are recorded as research and development costs. During the three- and nine-month periods ended September 30, 2008, we did not record a reduction in research and development expense resulting from business agreements.

Cost of Sales and Gross Profit

We realized a loss on our revenues of $80,185 during the three months ending September 30, 2008 due to a markdown of excess inventory which, netted with recoveries of inventory previously marked down, totaled $105,788. The total inventory markdown of $248,420 was netted with inventory recoveries of $142,632. We expect minimal gross profit margins during the remainder of 2008 on the sale of our remanufactured engine inventory.

We realized a gross profit of $49,618 for the nine-month period ending September 30, 2008, as compared to a loss of $140,276 for the same period last year. We recovered $233,205 from inventory marked down in 2007 and netted with additional markdowns of excess inventory of $248,420, which took place during the three months ended September 30, 2008, resulted in a net inventory markdown of $15,215. The total of cost of sales during the nine-month period ending September 30, 2008, including the inventory markdown was $824,410, For the period from inception (May 19, 2003) through September 30, 2008 we realized a net inventory markdown of component parts and finished goods of $977,238.

At September 30, 2008, we had sales orders backlogs of approximately $315,000 for new and remanufactured engines. We anticipate that substantially all of our remanufactured engine inventory of approximately $282,500 will be depleted by December 31, 2008.

Operating Expenses

Our sales and marketing expenses for the three-month periods ended September 30, 2008 and 2007 were $24,829 and $64,488, respectively. Our sales and marketing expenses for the nine-month periods ended September 30, 2008 and 2007 were $159,385 and $231,236, respectively and the total expense from inception (May 19, 2003) to September 30, 2008 is $1,360,421. We have not placed enough emphasis on our sales and marketing efforts and are making a concentrated effort to do so at this time. We plan to aggressively market our N + 1, 1 MW power generation system to generate revenues. Therefore, we expect to realize an increase in spending as it relates to the sale and marketing of our N + 1 power generation products during 2009.

General and administrative expenses decreased from $610,243 for the three months ended September 30, 2007 to $378,606 for the three months ended September 30, 2008. General and administrative expenses decreased from $2,167,029 for the nine months ended September 30, 2007 to $1,446,642 for the nine months ended September 30, 2008. General and administrative expenses from inception (May 19, 2003) through September 30, 2008 were $7,918,051. Our general and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs such as investor relations, accounting and legal fees related to our public filings.

Our general and administrative expenses also include overhead and direct production expense related to pre-production costs, which costs, if we had reached production capacity, would be allocated to products manufactured. Expenses related to pre-production include salaries for production, personnel, purchasing costs and costs associated with production ramp up. Total pre-production expenses included in general and administrative expense for the three-month periods ended September 30, 2008 and 2007 respectively, were $118,827 and $106,019. Total pre-production expenses included in general and administrative expense for the nine month-periods ended September 30, 2008 and 2007 respectively, were $341,849 and $448,734. Pre-production expense from inception (May 19, 2003) through September 30, 2008 totaled $1,806,767.

We view our stock-based compensation as a key tool that allows us to attract talented, experienced employees and directors without having to increase cash compensation. Although we have been able to preserve cash with this tool, we have recognized $71,672 in stock option and in restricted stock expense for employees and directors in the three months ended September 30, 2008 and $153,759 in stock option and restricted stock expense for the three months ended September 30, 2007. We have recognized $279,718 in stock option and restricted stock expense for employees and directors in the nine months ended September 30, 2008 and $478,795 in stock option and restricted stock expense for the nine months ended September 30, 2007. Total stock option compensation for employees and directors from inception (May 19, 2003) through September 30, 2008 was $1,654,137. Stock option expense is allocated among sales and marketing expense, general and administrative expense and research and development expense.

Since inception (May 19, 2003), we have accrued $66,649 in accrued property taxes and $51,772 in accrued program costs related to forgivable loans and grants from state and local government sponsored programs. These expenses have also been recorded as general and administrative expenses. Expenses related to forgivable loans and grants will continue to accrue until we meet certain criteria for job creation. If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs related to research and development were $208,004 and $361,089 for the three-month periods ended September 30, 2008 and 2007, respectively. Costs related to research and development were $614,678 and $1,109,662 for the nine-month periods ended September 30, 2008 and 2007, respectively. Total expense for research and development expense from inception (May 19, 2003) to September 30, 2008 is $3,865,181. Management believes that, assuming receipt of additional capital, research and development expenses will increase in the fourth quarter of 2008 and the first half of 2009.

Loss from Operations

We recorded an operating loss of $691,625 for the three months ended September 30, 2008 compared to an operating loss of $1,263,670 for the three months ended September 30, 2007. We recorded an operating loss of $2,171,087 for the nine months ended September 30, 2008 compared to an operating loss of $4,096,214 for the nine months ended September 30, 2007. We recorded operating losses totaling $14,492,639 from inception (May 19, 2003) through September 30, 2008. We expect to continue to operate at a loss during the fourth quarter of 2008 and during the first half of 2009.

During the three month and nine month periods ended September 30, 2008 we did not recognize any stock dividends attributable to stockholders. During the nine months ended September 30, 2007, we accreted a beneficial conversion dividend to the holders of Series A Preferred Stock of $1,889,063. The stock dividend resulted in a net loss to common stockholders of $6,058,515 for the nine months ended September 30, 2007 and did not have an affect on the net loss to common stockholders at September 30, 2008. We recorded net losses attributable to common stockholders totaling $16,665,253 from inception (May 19, 2003) through September 30, 2008.

Other Income (Expense)

We had minimal interest income for the three months ended September 30, 2008 of $107 compared to interest income of $24,935 for the three months ended September 30, 2007. We had total interest income for the nine months ended September 30, 2008 of $6,749 as compared to interest income of $60,681 for the nine months ended September 30, 2007. We realized interest income from inception (May 19, 2003) to September 30, 2008 of $170,802.

Interest expense for the three months ended September 30, 2008 was $33,549 and $46,653 for the three months ended September 30, 2007. Interest expense for the nine months ended September 30, 2008 was $106,174 and $132,892 for the nine months ended September 30, 2007. Our interest expense from inception (May 19, 2003) to September 30, 2008 totaled $447,619. We accrue interest expense related to forgivable loans and grants from state and local government sponsored programs. From inception (May 19, 2003) through September 30, 2008 we have accrued $160,977 in accrued interest expense related to our forgivable loans and grants and will continue to accrue these expenses until we meet certain criteria for job creation. If we can comply with the job creation criteria, these amounts would be recorded, at the time of forgiveness, as other income.

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

On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. (“YA Global”), which provides us the opportunity to access additional capital in the maximum amount of Four Million Dollars ($4,000,000) in increments not to exceed $350,000 each. We have access to these funds over a two-year period beginning on August 5, 2008, the date on which the SEC declared effective our registration statement registering the resale of our shares by YA Global. The per share price for shares issued under the SEDA is dependent upon the market value of our stock at the time of funding. Our registration statement covered 4,054,541 shares. Assuming, by way of example, a per share price of $.20, the maximum amount that we could receive from YA Global under this registration statement would be $754,000.

It has been difficult to depend on the SEDA to fund our operations. According to the terms of the SEDA, once an advance is requested, the investor can begin selling shares which consequently drives the price of the stock lower. We began accessing the SEDA funds in August and at November 10, 2008, have sold 247,977 shares at an average price of $.23 and have received $57,130 in capital. See “Liquidity and Capital Resources - Terms of the SEDA” below. The number of shares we can sell under the SEDA has also been adversely affected by the recent fluctuation and general decline in the trading price of our shares.

We continue to take steps to lower our monthly cash expenditures and our engine sales have increased this quarter and are expected to remain consistent in the fourth quarter. As of November 7, 2008, we had cash of $17,944, trade receivables of $151,032 and $304,658 in trade payables. We have sales orders of $300,123. In addition, we have access to the SEDA funds mentioned above, however draws are subject to limitations, primarily the market value of our stock, which restrict the amount of funds that can be drawn. We also are dependent on the renewal of our loans with our financial lenders.

We expect to secure an agreement to provide hydrogen-fueled engines for ground support vehicles at designated airports in the fourth quarter of 2008. We expect to continue the sale of our excess inventory. We are pursuing strategic alliances to assist us in marketing our wind to hydrogen products. We also expect to engage in a capital raise. We believe that the combination of these opportunities and potentials can provide needed cash flow to our operations for three to six months; however there are no assurances that anticipated sales will occur in the timeframe we anticipate, which would have a negative adverse effect on our operations and would accelerate the need for additional funding. We are dependent on the capital we draw from the SEDA, continued renewal of existing debt arrangements as well as anticipated revenue from the expected airport project and the sale of our engine inventory to fund our involvement in new research and development projects and sustain our operations.

Going Concern

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months. As of September 30, 2008, we had an accumulated deficit of approximately $14.8 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Terms of the SEDA

On April 11, 2008, we entered into a Standby Equity Distribution Agreement with YA Global. The SEDA provides us the opportunity, for a two-year period beginning August 5, 2008, the date on which the SEC first declared effective the registration statement registering the resale of 4,054,541 of our shares by YA Global, to sell shares of our Common Stock to YA Global for a total purchase price of up to Four Million Dollars ($4,000,000). For each share of Common Stock purchased under the SEDA, YA Global will pay 93% of the lowest daily VWAP during the five (5) consecutive trading days after the Advance Notice date. Each Advance may be for an amount not to exceed $350,000 and each Advance Notice date must be no less than five (5) trading days after the prior Advance Notice date. The Advance request will be reduced to the extent the price of our Common Stock during the five (5) consecutive trading days after the Advance Notice date is less that 85% of the Volume Weighted Average Price (“VWAP”) on the trading day immediately preceding the Advance Notice date.

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

We engaged Growth Energy Capital Advisors (GenCap) of Dallas, TX, an unaffiliated registered broker-dealer, to act as placement agent in connection with the SEDA. GenCap is entitled to receive a fee equal to seven percent (7%) of the gross proceeds of the SEDA and warrants to purchase a number of shares of Common Stock equal to five percent (5%) of the total number of shares issued under the SEDA. If we drew down on the entire Four Million Dollars ($4,000,000) available under the SEDA, GenCap would receive an aggregate placement fee equal to $280,000 plus warrants to purchase common stock.

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

Cash Flow From Operations

The following table depicts cash flow information for the three- and nine-month periods ended September 30, 2008 and 2007 and from inception (May 19, 2003) to September 30, 2008:

	Three months ended September 30,		Nine months ended September 30,		From Inception (May 19, 2003) to September 30, 2008
	2008	2007	2008	2007
Net cash used in operating activities	$(101,928)	$(844,703)	$(913,214)	$(3,228,178)	$(12,081,297)
Net cash provided by (used in) investing activities	-	(33,836)	115,157	(143,700)	(2,976,408)
Net cash provided by (used in) financing activities	20,762	(26,031)	139,016	3,780,168	15,115,365

Net cash used in operating activities was $101,928 during the three months ended September 30, 2008 compared to $844,703 during the same period in 2007, which constitutes a decrease of approximately 87.9%. During the nine months ended September 30, 2008 the net cash used in operating activities was $913,214 compared to $3,228,178 during the same period in 2007, resulting in a decrease of approximately 71.7%. The decrease for these periods is primarily the result of a decrease in inventory purchasing activity and enhanced efforts to reduce our operating expenses. From inception (May 19, 2003) through September 30, 2008 we have used $12,081,297 to fund our operating activities.

At September 30, 2008 we had cash on hand of $50,492 compared to cash on hand of $1,563,728 at September 30, 2007, and $713,289 at December 31, 2007.

Cash Flow From (Used in) Investing Activities

Net cash used in investing activities for the three months ended September 30, 2008 was $0 compared to $33,836 used in investing activities for the three months ended September 30, 2007. Net cash provided by investing activities for the nine months ended September 30, 2008 was $115,157 compared to $143,700 used in investing activities for the nine months ended September 30, 2007. The decrease in cash used in investing activities is primarily the result of a decrease in purchases of property and equipment. We have used $3,012,908 for the purchase of property and equipment from inception (May 19, 2003) through September 30, 2008. Net cash from investing activities for the period from inception (May 19, 2003) through September 30, 2008 was $2,976,408.

Cash Flow From Financing Activities

Net cash used to pay short term and long term debt during the three months ended September 30, 2008 and 2007, respectively was $40,844 and $26,031. Net cash used to pay short term and long term debt during the nine months ended September 30, 2008 and 2007, respectively was $118,590 and $64,927. We received proceeds of $54,000 from our line of credit during the three months ended September 30, 2008 and a total of $250,000 from the line of credit during the nine months ending September 30, 2008. We also received net proceeds of $7,606, during the three months ended September 30, 2008 from our SEDA fund. During the nine months ending September 30, 2007, we received net proceeds from a private placement of our Series B stock of $3,595,095 and proceeds of $250,000 from borrowings.

During the nine months ended September 30, 2008, we renewed our note with Farmers State Bank in the principal amount of $591,956. In addition, on March 24, 2008, we obtained a line of credit with Iowa State Bank in the amount of $250,000. As of September 30, 2008, we have drawn $250,000 from this line of credit. This line of credit has an expiration date of December 1, 2008 and carries an interest rate of 1.5% above the Wall Street journal U.S. Prime Rate. The interest rate at September 30, 2008 was 6.5%.

At September 30, 2008, we received $7,606, net of expenses from the issuance of common stock under the SEDA. We issued 193,272 shares of common stock and received approximately $22,131 which, netted with expenses related to the SEDA registration of $14,525, totaled $7,606.

At September 30, 2008 we had total assets of $4,683,188 and stockholders equity of $1,594,346 compared to total assets of $5,985,477 and stockholders’ equity of $3,381,158 at December 31, 2007. We began accessing the SEDA funds in August 2008 and at November 7, 2008, we have issued 247,977 shares at an average price of $.23 and received $57,130 in capital.

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

We believe that the manufacture and sale of our current Oxx Power® engines, open power units and gensets were merely the first steps toward our vision of a carbon-free, energy independent future. We have not received the amount of capital we anticipated receiving from investors to date. We have also experienced delays in the receipt of quality parts for our engines and we have experienced delays in initiating the certification process of our engines. Our long-term vision has narrowed and we are focusing our efforts around two major markets: hydrogen airport ground support vehicle engines and the sale of hydrogen systems to the wind energy market. Capital constraints have delayed our efforts to commercialize our intellectual property. However, we anticipate that revenue from these sources will continue to help support our continuing operations and assist with funding for our research and development efforts.

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

We have also been working on enhancements to our “Wind to Hydrogen” power storage system by designing a system which can reach 1MW of power. We plan to have our first system available for delivery in May 2009, and we plan to aggressively market and sell the system provided we can obtain needed capital. It is widely recognized that wind power will play an increasingly important role in future energy generation. However, wind power must be both reliable and cost-effective before it can enter the mainstream electricity market. Until then it will be limited to providing supplementary power to the grid. To enter the mainstream electricity market, wind power must be dispatchable, being able to operate at any time on demand to provide instant power to the grid. We believe that we can deliver such a system to the wind energy market.

On September 3, 2008, we entered into a design agreement with a company co-founded by one of our directors. The scope of the agreement includes the enhancement of our OxxBoxx controller with wireless technology to produce a remote wireless engine controller. The agreement provides for development and testing by us and the contractor working to create a production-ready controller. The cost of the development work incurred through September 30, 2008 was $30,529. We estimate the total cost of the project to be approximately $225,000, however the project has been suspended until we can obtain the financing needed to sustain the development.

In addition, we entered into an agreement with this same director’s investment banking firm for consulting services to assist us with the preparation of a business plan which can be used in a capital raise. The total cost of the engagement is expected to be $20,000, with costs incurred through September 30, 2008 of $10,000.

Our business plan is based upon the development of our intellectual property and the commercialization of our technologies. We currently have ten patents pending in the United States and two patents pending internationally. We expect to file several more during the next several months.

We are constantly seeking synergistic collaborations with others in the development and marketing of our technologies. In addition to our efforts related to the ground support industry and the wind industry, as discussed above, we have entered into a number of collaborative projects around the world for the purpose of testing hydrogen and ammonia as fuels and promoting the use of our technology.

Why hydrogen and ammonia? Hydrogen and ammonia are the only renewable fuels that can be produced onsite, with the use of only water and electricity. Federal and local governments in the US are enacting policies like the Hydrogen Fuel Initiative to encourage the use of alternative fuel, and establish goals for potentially requiring the use of alternatives. California’s Executive Order S704 orders building up a network of hydrogen fueling stations sufficient to make hydrogen available in the State by 2010. We believe that ammonia is the only fuel other than hydrogen that produces no greenhouse gases on combustion. Ammonia will partially power diesel and spark-ignited internal combustion engines, direct ammonia fuel cells, and even combustion turbines. It can be manufactured from simple water and air using clean renewable energy. We are not as far along in the ammonia fueled development process as we are with hydrogen, and we expect that hydrogen will become accepted before ammonia is.

Concerns motivating increased hydrogen acceptance include national security, the economy and the environment. An alternative fuel such as hydrogen would not be subject to the price volatility risk inherent in fossil fuels, and could materially reduce the country’s dependency on foreign fuels.

So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements and for construction of our manufacturing facilities, but there can be no assurance that we will be able to continue to do so.

We do not anticipate expanding our manufacturing facilities in 2008. We do not anticipate spending any of our resources on capital expenditures in 2008. However, we do anticipate spending approximately $350,000, on equipment to support our production of wind to hydrogen storage systems in 2009, which expenditures will be subject to sufficient capital from anticipated financing.

Our research and development costs incurred through September 2008, totaled $614,678 and we expect that we will incur additional costs in the fourth quarter of approximately $150,000, primarily to support the production of our 1 MW wind to hydrogen energy storage system.

Grants and Government Programs

The Iowa Department of Economic Development has provided the following funding assistance to us:

• Community Economic Betterment Account Forgivable Loan (“CEBA”)	$ 250,000
• Physical Infrastructure Assistance Program Forgivable Loan (“PIAP”)	$ 150,000
• Enterprise Zone (estimated value)	$ 142,715

The CEBA and PIAP programs provide that the loan amounts will be forgiven if we meet certain requirements, including the creation of 49 jobs in Iowa by July 2010. As of November 7, 2008, we have a total of fourteen (12) employees in Iowa, all of whom are now working full-time, as well as two (2) part-time and one (1) full-time employee in Canada.

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

In order to receive the benefits of the Enterprize Zone program, we were required to meet a number of requirements, including the creation of 59 new full-time equivalent jobs at the company’s headquarters by June 28, 2008. We have not met this requirement and are in discussions with the department about possible alternatives.

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

Employees

We currently have 15 employees, 12 of whom are in Algona, Iowa and 3 of whom are in Canada. We plan to maintain lean staffing and will only add key skill sets as required - mainly in the technical and sales disciplines.

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

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Beginning in August 2008, we began accessing the SEDA funds from YA Global and issued shares for the following draws:

Advance Notice Date	Amount Requested	Amount Received	Shares Issued	Purchase Price of Shares Issued
August 11, 2008	$10,000	$8,131	27,093	$.3001
September 3, 2008	15,000	6,000	21,444	$.2798
September 15, 2008	20,000	8,000	29,155	$.2744
September 22, 2008	25,000	25,000	115,580	$.2163
October 2, 2008	25,000	10,000	54,705	$.1828
Total	$95,000	$57,131	247,977

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended for the private sale of our shares in the SEDA pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The sale of the shares to YA Global does not involve a public offering, YA Global is an “accredited investor” and/or qualified institutional buyer and YA Global has access to information about the Company and its investment. Resale of the SEDA shares has been registered under our registration statement declared effective on August 5, 2008.

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

HYDROGEN ENGINE CENTER, INC.

Date: November 14, 2008	By	/s/ THEODORE G. HOLLINGER
Theodore G. Hollinger
Acting President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By	/s/ SANDRA BATT
Sandra Batt Chief Financial Officer (Principal Financial Officer)