Form 10-K
period 2008-12-31
HYDROGEN ENGINE CENTER, INC.
filed 2009-03-31
CIK 1272703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50542

HYDROGEN ENGINE CENTER, INC.
 (Exact name of registrant as specified in its charter)

Nevada	82-0497807
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2502 East Poplar Street, Algona, Iowa   50511
(Address of principal executive offices)

(515) 295–3178
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

$0.001 par value Common Stock

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Code Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this form.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2008, we had 13,206,486 shares held by persons not considered affiliates of the company.  The closing price on that date was $0.47 for an aggregate market value of shares held by non-affiliates of $6,207,048.

As of March 24, 2009, we had 30,214,902 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

TABLE OF CONTENTS

AVAILABLE INFORMATION

Information about us is also available at our website at www.hydrogenenginecenter.com, under “Investor Relations, SEC Filings,” which includes links to reports we have filed with the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this Form 10-K.

PART I.

ITEM 1.  BUSINESS.

Business Development

Hydrogen Engine Center, Inc., a Nevada corporation (the “company,” “HYEG,” “us,” “we,” or “our”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs.  We offer technologies that provide alternative-fuel energy solutions for the industrial and power generation markets.  Our systems use spark-ignited internal combustion engines (ICE) powered by alternative fuels such as hydrogen, ethanol, methanol, or ammonia.  We use our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors.  Our business plan is centered on technologies that we expect to play an increasing role in addressing the world’s energy needs as well as its environmental concerns.  We expect future revenue generation from the sale of hydrogen engines and gensets for dedicated uses, such as airport ground support and wind power generation.

Our common stock trades on the OTC Bulletin Board under the symbol “HYEG.OB.”

Our Founder, Ted Hollinger, formerly Director of Engineering at Ford Motor Company and Vice President of the Power Conversion Group at Ballard Power Systems and Dr. Tapan Bose who was President of HEC Canada until his death in 2008, are recognized leaders in the development of technologies for the use of hydrogen as a fuel.

Our primary objective is to provide the most reliable, most efficient and lowest emission energy storage and power generation solutions, utilizing renewable fuels, to the global industrial market and to become the undisputed leader in the development and deployment of turn-key low carbon and carbonless fueled energy solutions.

We are currently focusing on the following market segments:

•	Distributed power generation via renewable power support
•	Power generation using clean-burning by-product gases such as hydrogen
•	Industrial applications for our engine controls and fuel distribution systems

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology.  As such, we have incurred substantial operating losses and we expect to incur additional losses in 2009.  We continue to take steps to lower our monthly cash expenditures.

During 2008, we sold all of our “remanufactured” 4.9L engine inventory and most of our “new” 4.9L engine inventory to fund our operations.  We believe that we overestimated the market size for these engines which resulted in increased costs per engine unit.  In an effort to achieve profitability we plan to eliminate our traditional-fueled products and concentrate on selling products with increased profit margins, such as the hydrogen products we offer.

 In March 2009, we signed an agreement to be involved in a hydrogen demonstration project focused on testing hydrogen technologies and fueling infrastructures for the ground support industry.   We have received purchase orders totaling $470,572 under this agreement.  Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project.  We are pursuing strategic alliances to assist us in marketing our hydrogen products.  We plan to concentrate our efforts on “wind to hydrogen” projects like the project we have completed with Xcel Energy and the project we have underway with Newfoundland Labrador Hydro.  We also expect to engage in a capital raise.  However, a capital raise could be adversely affected due to the severe weakening of the economy and the recent fluctuation and general decline in the trading price of our shares.

Effective March 17, 2009, Ted Hollinger, our Company’s founder, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of Common Stock of the Company at a price of $0.02 per share.  Mr. Hollinger currently owns 15,661,037 shares or 51.83% of the total number of shares of Common Stock outstanding.   Mr. Waldron has paid the amount of $15,000 to acquire the option.  If the option is not exercised, Mr. Hollinger will be obligated to transfer 750,000 shares of his stock to Mr. Waldron.  In the event Mr. Waldron exercises the option, he will pay Mr. Hollinger an additional $298,221.

Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on our Company over a period of 45 days before determining whether to exercise his option.  If the option is exercised, Mr. Waldron will have purchased voting control of our Company and will be able to control the business plans and direction of the Company.  Mr. Waldron is associated with Pinnacle Wind Energy, a company dedicated to the efficient development of wind power.  Should Mr. Waldron gain control of our Company, Company resources likely will be primarily dedicated to this goal.  Subject to approval of the Board of Directors, the March 17 agreement would also have allowed Mr. Hollinger to retain five patent applications not directly associated with wind energy generation and would have granted us a right of first refusal to license any technologies associated with those patents.  In order to allow him to develop the patents, the agreement also anticipated that Mr. Hollinger would be released from his agreement not to compete with us.  The Board was generally supportive of the agreement, but requested that a royalty agreement, or other means of providing compensation to the company, be put in place.  However, on March 24, 2009, Mr. Hollinger and Mr. Waldron modified the agreement by removing the provisions regarding the patents and Mr. Hollinger’s noncompete.

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

On August 25, 2005, we incorporated Hydrogen Engine Centre (HEC) Canada, Inc., a Canadian corporation (“HEC Canada”).  HEC Canada is located in Quebec and works with Universite Du Quebec at Trois-Rivieres on matters related to hydrogen research. HEC Canada was founded with the goal of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator systems.  The actual development and assembly of our products is completed in the United States.  An engine controller used to program the engines to run on alternative fuels and hydrogen has been manufactured in small quantities at the Universite Du Quebec a Trois-Rivieres in Canada.

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

On August 30, 2005, we completed the acquisition of HEC Iowa.  The acquisition was made pursuant to an Agreement and Plan of Merger entered into on June 3, 2005, and revised on July 6, 2005 and July 29, 2005.  To accomplish the acquisition, we merged our newly created, wholly-owned subsidiary, Green Mt. Acquisitions, Inc., with and into HEC Iowa with HEC Iowa being the surviving entity.  Just prior to the acquisition, we had completed a 3.8 shares for 1 share forward stock split of our issued and outstanding common stock.  As a result of the forward stock split, our outstanding shares of common stock increased from 1,006,000 shares to approximately 3,822,800 shares, representing 19% of the total outstanding shares following consummation of the acquisition.  Under the terms of the acquisition agreement, we issued 16,297,200 shares of our post-split common stock (representing 81% of our total outstanding shares (post-split) immediately following the transaction) to Ted Hollinger, who was the sole stockholder of HEC Iowa, in exchange for 100% of HEC Iowa’s outstanding capital stock.  HEC Iowa has become our wholly-owned subsidiary.  In connection with the acquisition, we changed our name from Green Mt. Labs, Inc. to Hydrogen Engine Center, Inc.

As a result of the merger transaction and acquisition of HEC Iowa, we assumed all of the operations, assets and liabilities of HEC Iowa and HEC Canada.  HEC Iowa and HEC Canada are both development stage companies engaged in designing, developing and manufacturing internal combustion engines and generation systems that use alternative fuels.

We funded our operations from inception through December 31, 2008, through a series of financing transactions, including $7,126,964 gross proceeds from two private offerings of common stock (as described below), $3,022,500 in gross proceeds from the private offering of Series A Preferred Stock, $3,865,692 in gross proceeds from the private offering of Series B Preferred Stock, $57,131 in gross proceeds under our Standby Equity Distribution Agreement and convertible loans in the amount of $557,051.

On October 11, 2005, we closed a private placement of our common stock (“First Private Offering”) at $1.00 per share.  We sold 3,948,500 shares of our common stock, $.001 par value, for a total of $3,948,500 to 93 investors, which represents 13.07% of the 30,214,902 issued and outstanding shares of common stock as of March 24, 2009.  We sold the shares in a private transaction and we relied on an exemption from registration pursuant to Regulation D, Rules Governing the Limited Offer and Sale of Securities without Registration under the Securities Act of 1933.

On October 2, 2006, we closed the sale of 930,000 shares of our Series A Preferred Stock at $3.25 per share, (the “Series A Preferred Offering”), for a total of $3,022,500.  All of the shares of Series A Preferred Stock have been converted into 1,511,250 shares of common stock, which number represents 5.00% of the 30,214,902 issued and outstanding shares of common stock at March 24, 2009.

On October 15, 2006, we closed the sale of 978,009 shares of common stock in our Second Private Offering of common stock (“Second Private Offering”) at $3.25 per share for a total of $3,178,464 to 41 investors, which represents 3.24% of the 30,214,902 issued and outstanding shares of common stock at March 24, 2009.

On May 31, 2007 we closed the sale of 1,932,846 shares of our Series B Preferred Stock (the “Series B Offering”) at $2.00 per share for a total of $3,865,692 to 19 investors.  All of the shares of Series B Preferred Stock have been converted into 1,932,846 shares of common stock, which represents 6.40% of the 30,214,902 issued and outstanding shares of common stock at March 24, 2009.

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

It has not been possible to depend on the SEDA to fund our operations.  According to the terms of the SEDA, once an advance is requested, the investor can begin selling shares which consequently drives the price of the stock lower. We began accessing the SEDA funds in August and at March 12, 2009, have sold 305,325 shares at an average price of $.21 and have received $63,531 in capital.  The number of shares we can sell under the SEDA has also been adversely affected by the recent fluctuation and general decline in the trading price of our shares.

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

In order to continue our operations we need to raise additional capital.  If we are unable to raise additional capital within the next thirty to sixty days, we may be required to seek protection under the bankruptcy laws.  This could cause our investors to sustain a loss of their investment in our shares.

Principal Products and Markets

Our goal is to develop cost effective, market driven products and technologies that will provide clean-energy solutions to the world’s energy needs.  We manufacture and market products under the brand name Oxx Power® Oxx Power® engines and gensets are assembled and tested at our Algona, Iowa facility.  Our Oxx Boxx™ engine controller, which is critical to our ability to offer clean energy solutions, was developed through HEC Canada in collaboration with the University of Quebec.  We expect the airport ground support industry and “wind to hydrogen projects” to offer a near-term opportunity for revenue generation.

Current Product Offerings and Commercial Applications of our Products

Our current product line includes:

•	Zero-Emissions Engines for Industrial Mobile Equipment
o	4.9L, 6 Cylinder Oxx Power® Hydrogen Engines
•	Add-On Systems for the Wind Power Industry
o	Hydrogen-fueled 50kW Oxx Power® Generator Systems
o	Hydrogen-fueled 250kW 4 + 1™ Generator Systems

Zero-Emissions Engines for Industrial Mobile Equipment

We have produced an immediate solution for Ground Support Equipment (GSE) markets, as well as other industrial mobile equipment markets, to allow immediate conversion of existing off-road mobile fleets to hydrogen-fueled engines.  The Oxx Power® hydrogen-fueled engine is capable of meeting the needs of industrial markets while providing clean power.  We believe many airports are seeking clean-energy solutions for operation of ground support vehicles. The Oxx Power® hydrogen-fueled engine can be utilized in the GSE fleets of many logistical service companies.

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

In March 2009, we signed an agreement to be involved in a hydrogen demonstration project.   Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project.

Add-On Systems for the Wind Power Industry

To provide continuous power, a wind-hydrogen system links wind turbines to electrolyzers, which pass wind-generated electricity through an electrolyzer to split water into hydrogen and oxygen.  The hydrogen is then stored and used later during slack wind conditions to generate electricity through our integrated power generation systems.

A combined wind and hydrogen energy system adds considerable value to wind power producers, allowing them to produce constant power by:

•	Providing start-up energy to off-the-grid wind power facilities;
•	Storing energy produced during off-peak hours to be used during peak hours;
•	Serving as a backup source of power when wind becomes unavailable;
•	Allowing wind producers to meet their bid obligations;
•	Absorbing excess wind power when transmission lines are congested; and
•	Providing backup energy to the grid.

We have focused our attention on developing and marketing our turn-key, 1 MW N+1TM power generation system to be used to store energy and generate electricity with wind power.  Wind power is the fastest growing electricity source in the world.  According to the Global Wind Energy Council (“GWEC”), global wind energy capacity grew by 28.8% last year, even higher than the average over the past decade, to reach total global installations of more than 120.8 GW at the end of 2008.  Over 27 GW of new wind power generation capacity came online in 2008, 36% more than in 2007.

In line with the tremendous opportunities existing in wind storage, our systems, which store clean energy and generate electricity, are designed to be tied to the power grid.  The systems stabilize the peaks and valleys in wind energy production.  This is a valuable feature to wind power producers, who need to prove “constant power” in order to gain access to the grid.

Our current involvement with wind-to-hydrogen projects with Xcel Energy and Newfoundland Labrador Hydro provide examples of how our power generation systems can be combined with a renewable resource to provide intermittent or continuous power generation.  In these systems, when the wind blows, the wind turbines provide electric power.  If the power created exceeds the demand, excess electricity will be used to create hydrogen through electrolysis (separation of water into hydrogen and oxygen).  The hydrogen is then stored to be utilized to fuel our power generation system during peak usage of electricity or when wind energy is unavailable.

We believe that we are the only company that can provide wind storage for constant power generation.  Many other technologies, including fuel cells, are in early or development stage.   Our primary target market is on-the-grid and off-the-grid wind power facilities, where wind storage could contribute substantially to the value proposition of this renewable source of energy.

Integrated Engine and Power Generator Systems (N+1TM)

We expect the flagship of our energy systems, the power generation system, will be marketed under the name N+1TM.  Individual key components of the power generation system are marketed under the brand names Oxx Power® (engines), and Oxx Boxx® (engine controllers).  We plan to integrate our power generation modules with wind power generation plants to produce additional power and manage power loads.  Another application of such systems is the direct generation of electrical power from hydrogen and in some cases the “unwanted” byproducts of other processes.

           The core of our turn-key energy systems will have a modular, standardized design. The systems’ front end will easily adapt to different fuel delivery systems. To deliver the systems, we plan to partner with companies that have extensive expertise in the areas of hydrogen production, transport and storage.

The N+1 TM format refers to interchangeable modules that can produce more or less energy, depending on the customer’s demand. Each N+1 TM power generation module comprises an N number of internal combustion engines (Oxx Power®) with controllers (OxxBoxx®), and power generators, plus another complete redundancy set (hence the name N+1 TM).  For example, a 1 MW 4 + 1® power generation system comprises a total of five (four + 1) 250 kW engine/generator combinations running and generating power. Four of the engine/generators combinations are working, while the fifth one is waiting in standby, should it be needed.  The systems will combine all the switching technology on board to minimize installation effort and complexity.  Emissions from the N+1 TM will be virtually eliminated. The near zero emissions will be achieved by using non petroleum-based hydrogen fuel and a lean-burn strategy. The only carbon-based emissions will be from a minuscule amount of burned and unburned oil present in the combustion chamber.

Synergistic Collaborations

We are constantly seeking synergistic collaborations with others in the development and marketing of our technologies.  In addition to our efforts related to the ground support industry, we have entered into other collaborative projects for the purpose of developing, testing and promoting the use of the company’s hydrogen genset technology.  Some of those projects are discussed below.

•
We entered into a strategic alliance with Startech Environmental Corporation, a Connecticut based firm, on February 19, 2008.  Startech designs and manufactures plasma conversion waste processing equipment.  Startech believes that it can produce gas from its waste mitigation process that can be used to create power from both traditional and non-traditional power generation systems.  We have supplied Startech a single 50kW genset which has been integrated with its system in order to prove concept.  Trials have been successful and we are pursuing joint sales opportunities.

•
In January 2007, we shipped one of our 4 + 1™ 250 kW Oxx Power® generator systems to a demonstration site in Toronto as part of our contract to deliver the generator system to Natural Resources Canada (“NRCan”). The HEC Oxx Power® generator system was successfully tested in Canada for several months, generating power by burning non-polluting hydrogen fuel. The generator system is controlled by our Oxx Boxx™ technology developed by HEC Canada, whereby four engines run in parallel while one is always in reserve.  This design maximizes both output and reliability, to become a key part of extending the use of both wind power and the power grid.

On August 15, 2008, we received a purchase order from Newfoundland Labrador Hydro for $145,510 for additional work to provide grid connectivity to the 4 + 1® which was purchased by Natural Resources Canada.  The unit has been returned to Iowa for the additional work.  We estimate that the generator enhancements will be completed by the end of March and the unit installed on the Ramea Island, sometime during the second quarter of 2009.  We believe that this Oxx Power® 4 + 1™ system is highly scalable and can be an integral part of large-scale power generation systems.  NRCan is seeking power generation solutions that are environmentally clean and economically viable. By integrating wind-based energy with our Oxx Power® generator system, NRCan, Newfoundland Labrador Hydro, and HEC plan to bring on-line a sustainable solution that extends the reach of wind energy, and reduces customers’ dependence on petroleum and gas burning technology. During slack wind conditions, hydrogen, which is produced by water electrolysis when the wind is blowing, will be used to fuel the 4 + 1™ power generation system, thereby extending the use of wind energy sources.

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

During 2009, we do not expect to generate more than nominal revenue from our power generation products until the fourth quarter of 2009; however we do expect that we will be aggressively booking business for future orders of our hydrogen products.

During 2008, we generated $1,358,647 in total sales, including $706,607 in revenue from the sale of products utilizing remanufactured Oxx Power® engines, $245,705 from the sale of products utilizing our new Oxx Power® engines, and $406,335 from the sale 4.9L engine parts and miscellaneous items.  We expect the revenue from the sale of our traditional fueled 4.9L engines to decrease dramatically as we begin selling hydrogen powered 4.9L engines in 2009.

Distribution Methods for our Products and Services

Sales of our hydrogen powered generator systems and our hydrogen fueled engines are made directly by our internal sales staff.  As we develop our products and intellectual property, we expect to add dealers and distributors to sell and support our products, both domestically and abroad.  We are also constantly seeking synergistic collaborations with others in the development and marketing of our technologies.

During 2006, 2007 and 2008 we distributed our traditional engines through an existing network of industrial engine distributors.  We entered into distribution agreements with major distributors in this industrial engine network. Two of these distributors are in Canada.  This gives us nearly coast-to-coast distribution capability in both the United States and Canada.   During 2008, we sold all of our “remanufactured” 4.9L engine inventory and most of our “new” 4.9L engine inventory.  However, we plan to be able to use this existing distribution system for our hydrogen engines as demand grows.

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

Other competitors and potential competitors include H2Car Co., Cummins/Westport, Mazda, and Caterpillar.  Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities, however, we believe our size and flexibility is an asset in that we can respond rapidly to an emerging need.

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

We purchase parts for our Oxx Power® engines and gensets from several different industrial parts suppliers.  The parts are sourced from destinations located all over the world, including China.  Our new Oxx Power® engine blocks were sourced to a supplier in China.  We have rejected most of the engine blocks received from that supplier.  Under the Warranty and Replacement Terms dated March 22, 2007, the supplier has agreed to replace the rejected products.  We are aggressively pursuing efforts to recover losses we have recognized because of these rejected products.  We visited the factory during 2008 to witness the production and participate in the inspection of the Oxx Power® blocks.  We have also retained an engineer who can be on-site to inspect the engine blocks before they are shipped.  One replacement block has been shipped to us and we are testing it to assure its quality.  In addition, we have a relationship with a consultant who can assist us with the procurement of parts from China.

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

Intellectual Property and Patent Protection

Hydrogen Engine Center is built on the vision of carbon-free energy independence through the development and commercialization of clean solutions for today’s energy needs.  We have been working to expand our intellectual property portfolio and developing technologies to allow engines and gensets to generate and use clean power on demand, where needed.  Some products and technologies are available today.

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

Our current patent filings are listed and briefly described below:

•
Precision Hi-speed Generator Alignment Fixture - A patent has been issued covering a method and apparatus allowing for precise alignment between engines and hi-speed alternators. The device solves the issue of misalignment, the cause of most failures associated with using hi-speed engines with 2-pole 3000 or 3600 rpm alternators. The device’s precise alignment of +/-.004 between engine crankshaft and alternator rotor shaft greatly reduces vibration and significantly increases the system’s life span. The device also acts as a safety hub preventing the destruction of the alternator, should there be a catastrophic failure of the coupler.

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

•
Sealing system for Laminated Internal Combustion Engine - A patent has been filed and is pending covering a method of sealing the laminations of a laminated engine block to prevent water and other contaminants from entering the piston cylinders.

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

We also rely on trade secrets, common law trademark rights and trademark registrations.  We intend to protect our intellectual property via non-disclosure agreements, license agreements and limited information distribution.  The current status of our federal trademarks is summarized below:

Mark	Status	Reg./Serial No.

TM: 4 + 1	Registered	78/807,600

TM: HEC	Pending Filed on 4/5/2007	77/149,385

TM: OXX & Design	Registered	78/841,069

TM: OXX BOXX	Registered	78/846,909

TM: OXX POWER	Registered:	78/537,731

TM: OXX WORKS	Registered	78/807,587

TM: Part of the Solution	Allowed	77/036,246

Research and Development

We have spent a total of $4,075,731 on research and development activities with $825,228 being spent during calendar year 2008.  As we are a development stage company, the costs of our research and development are not at this time borne directly by customers.

Hydrogen as a Fuel

Concerns motivating increased hydrogen acceptance include national security, economy, and the environment. An alternative fuel such as hydrogen would not be subject to the price volatility risk inherent in fossil fuels, and will reduce the country’s dependency on foreign fuels.

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

Demand for alternative fuel technology abroad and in the United States could be influenced by numerous factors, such as the availability of affordable fossil fuels in troubled regions of the world, mandates by various government entities calling for the introduction of clean-energy alternatives, and the long-term acceptance of the Kyoto Treaty.

Approximately 183 countries and one regional economic integration organization, including all industrialized countries other than the United States, have signed the Kyoto Protocol.  We believe the Kyoto Protocol could have substantial impact on the company.  This treaty requires many of the large industrialized nations of the world to reduce emissions of greenhouse gases. Any weakening of this treaty or its symbolic value could have a negative impact on the potential demand for our products.

We may also be affected by governmental regulations relating to environmental matters, specifically emission standards.

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

Employees

As of December 31, 2008, HEC Iowa had 12 employees, all of whom were full time.  During the first quarter of 2009, we began intermittently laying our employees off due to insufficient financing and lack of work in these slow economic times. Commencing with the first pay period in March 2008, Ted Hollinger, Sandy Batt and Mike Schiltz began receiving only 50% of their salaries.  These steps were taken to reduce costs and preserve our available cash.  As of December 31, 2008, HEC Canada had three employees, one full-time and two part-time.  Beginning March 16, 2009, we laid off one full-time and one part-time employee of HEC Canada in order to conserve cash.  Our employees are not members of any union, and they have not entered into any collective bargaining agreements.  We believe that our relationship with our employees is good.

As of March 31, 2009, HEC Iowa has 10 employees, 6 of whom are currently working full time and 4 of which have been laid off temporarily.  HEC Canada has three employees one of which is working part time and two of which have been temporarily laid off.

ITEM 1A. RISK FACTORS. -

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-K.  THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS.  SOME OF THESE FACTORS ARE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-K.

Additional financing to proceed with our anticipated business activities is required.  There can be no assurance that financing will be available on terms beneficial to us, or at all.

In order to continue our operations, we have reduced expenses by reducing salaries and eliminating other expenses.  If we raise additional capital by selling equity or equity-linked securities, these securities will dilute the ownership percentage of our existing stockholders.  Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock.  We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders.  Although we expect to offer securities of the company for sale during 2009, there can be no assurance that we will successfully complete such an offering or that the proceeds of the offering, if completed, would be sufficient to satisfy our capital requirements.  If we are unable to raise additional capital within the next thirty to sixty days, we may be required to seek protection under the bankruptcy laws.  This could cause our investors to sustain a loss of their investment in our shares.

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

If we are not able to obtain the needed financing in a timely fashion, our ability to achieve profitability will be materially impaired.

We have a limited operating history and have not recorded an operating profit since our inception.  Continuing losses may exhaust our capital resources and force us to discontinue operations.

HEC Iowa was incorporated on May 19, 2003, has a limited operating history, and has incurred net losses since inception.  We incurred $3,358,255 of losses during the year ended December 31, 2008 and $15,863,933 of losses since inception.  Prior to the merger of August 30, 2005, the company (then known as “Green Mt. Labs, Inc.”) had been inactive for several years.  The potential for us to generate profits depends on many factors, including the following:

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

We cannot assure you we will achieve success as to any of the foregoing factors or realize profitability in the immediate future or at any time.

A potential change in management creates uncertainty regarding our future business plans.

Effective March 17, 2009, our founder, Theodore G. Hollinger, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of common stock.   If the option is exercised, Mr. Waldron will have purchased voting control of the company and will be able to control the business plans and direction of the company.  Mr. Waldron is associated with Pinnacle Wind Energy, a company dedicated to the efficient development of wind power.  We cannot, however, at this time predict with any degree of certainty the future direction of our business plans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation” below.

The effects of the recent global economic crisis may impact our ability to raise capital.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of investing. If the banking system or the financial markets continue to deteriorate or remain volatile, investors will be skeptical about new investments. These developments could adversely affect our ability to raise capital.

There are substantial risks associated with the Standby Equity Distribution Agreement.

In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P., (the “Investor”) in April 2008.  The terms of the SEDA are described below under “Liquidity and Capital Resources - Terms of the SEDA.”

The sale of shares pursuant to the SEDA has a dilutive impact on our stockholders.  We believe the Investor has promptly re-sold the shares we have issued to them under the SEDA and that such re-sales have caused the market price of our common stock to decline significantly with Advances under the SEDA.  To the extent of any such decline, any subsequent Advances would require us to issue a greater number of shares of common stock to the Investor in exchange for each dollar of the Advance.  Under this circumstance our existing stockholders may have experienced greater dilution than we initially anticipated when we entered into the SEDA.  The sale of our stock under the SEDA may have encouraged short sales by third parties, which may have contributed to the further decline of our stock price.

We began accessing the SEDA funds in August 2008 and at March 12, 2009 have sold 305,325 shares at an average price of $.21 and have received $63,531 in capital. The fees we have paid for the SEDA have been relatively expensive in relation to the capital we have received.  We likely will not access further funds under the SEDA and therefore we will have to turn to other sources for needed future capital.

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

During 2008 we took action to reduce our operating costs.  The actions we have taken include a reduction in our workforce and the reduction of hours for some employees.  We have also delayed payment of 50% of the salaries for the four officers of HEC Iowa.  If we are not able to secure additional financing in the near future, we will be required to take additional steps to reduce costs.  These reductions have an adverse impact on our ability to pursue our business plans and could have a materially adverse effect on our results of operation.  We anticipate that some of the reductions (such as unpaid salary) will be temporary.  There is no assurance that we will be successful in raising additional capital or that the disruption caused by these reductions will not have a permanent and material adverse effect on our operations.

We may be unable to hire the qualified employees we will need to pursue our business plans.

Because of our unmet needs for capital, we have been forced to reduce our workforce and have been unable to undertake efforts to recruit much-needed employees to assist with our engineering and marketing efforts.  If we do receive sufficient capital, our history of financial losses may make it difficult to successfully recruit qualified people.  Any inability on our part to do so will have a materially adverse effect on our product development, business, financial condition, and results of operations.  As of December 31, 2008, HEC Iowa had 12 employees, all of whom were full time.  During the first quarter of 2009, we began intermittently laying our employees off due to lack of work in these slow economic times.  These steps were taken to reduce costs and preserve our available cash.  As of December 31, 2008, HEC Canada had three employees, one full-time and two part-time.  Beginning March 16, 2009, we laid off one full-time and one part-time employee of HEC Canada in order to conserve cash.  Our employees are not members of any union, and they have not entered into any collective bargaining agreements.  We believe that our relationship with our employees is good.

As of March 31, 2009, HEC Iowa has 10 employees, 6 of whom are currently working full time and 4 of which have been laid off temporarily.  HEC Canada has three employees one of which is working part time and two of which have been temporarily laid off.

We may not be able to manage growth effectively, which could adversely affect our operations and financial performance.

If we were to receive sufficient capital to effect our business plans, the ability to manage and operate our business as we execute our development and growth strategy will require effective planning.  Significant rapid growth could strain our management and other resources, leading to increased cost of operations, an inability to ship enough products to meet customer demand, and other problems that could adversely affect our financial performance.  We expect that such efforts to grow would place a significant strain on personnel, management systems, infrastructure, and other resources.  Our management team is currently under considerable strain with the current level of our operations and our limited financial capacity.  Our ability to manage future growth effectively will require us to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our operational, financial, and management controls and procedures.  If we do not manage our growth effectively, our operations could be materially adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to continue to effectively and efficiently implement the necessary internal controls and procedures, there could be an adverse effect on our operations or financial results.

Our President and our Board of Directors continue to work with our Chief Financial Officer to update our  internal controls and disclosure controls, and procedures in accordance with Sarbanes Oxley 404.  This process has been challenging given the fact that our human resources and capital resources are strained.

Our future success depends on hiring, retaining and assimilating key employees.  The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our future success depends in part on our ability to retain key employees.  We currently do not carry "key man" insurance on our executives; however, we are considering the purchase of such insurance.  It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel.  We may experience difficulty in recruiting experienced engineers, management personnel, and others who are interested in living and working in the Algona area.

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

Even though our common stock is quoted on the OTC Bulletin Board, shares that may be issued in a private offering will be "restricted securities" within the meaning of Rule 144 promulgated by the SEC and are therefore subject to certain limitations on the ability of holders to resell such shares.  Restricted shares may not be sold or otherwise transferred without registration or reliance upon a valid exemption from registration.  Thus, holders of restricted shares of our common stock may be required to retain their shares for a long period of time.

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

The industry in which we operate may become competitive in the future and such competition could affect our results of operations, which would make profitability even more difficult to achieve and sustain.

The power generation and alternative fuel industry may become highly competitive and is marked by rapid technological growth.  Other competitors and potential competitors include H2Car Co., Cummins, General Motors, BMW, Mazda, and Caterpillar.  Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities.  The governments of the United States, Canada, Japan, and certain European countries have provided funding to promote the development and use of fuel cells.  Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers.  Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry.  If we fail to address competitive developments quickly and effectively, we will not be able to grow.

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

Our long-term success depends upon our ability to develop and commercialize our technologies.

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

We are limited in our ability to offer and sell our engines until the engines have been certified to have passed U.S. Emissions Regulations, which are defined and enforced by the Environmental Protection Agency and California Air Resources Board.  Engine certification is necessary for us to sell engines to original equipment manufacturers for mobile off-road applications and will also be necessary for distributed power generation applications and stand-by power generation applications.  To certify an engine to meet regulations for exhaust emissions, an engine must successfully pass stringent third-party testing.  We have been delayed in the certification process because of our inability to obtain the necessary financing.

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

Our future success depends in part on our ability to develop, protect, and preserve our proprietary rights related to our technology and resulting products.  We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization.  We have currently been issued one patent and nine patent applications are pending.  We also rely on trade secrets, common law trademark rights, and trademark registrations.  We intend to protect our intellectual property via non-disclosure agreements, contracts, and limited information distribution, as well as confidentiality and work-for-hire, development, assignment, and license agreements with our employees, consultants, third party developers, licensees, and customers.  However, these measures afford only limited protection and may be flawed or inadequate.  Also, enforcing intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure.  Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities.  We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  However, these estimates and judgments, or the assumptions underlying them, may change over time, which could require us to restate some of our previously reported financial information.  A restatement of previously reported financial information could cause our stock price to decline and could subject us to securities litigation.  For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" elsewhere in this annual report on Form 10-K.

Being a public company involves increased administrative costs, which could result in lower net income and make it more difficult for us to attract and retain key personnel.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies.  These rules and regulations increase our legal and financial compliance costs and make some activities more time consuming.  For example, in connection with being a public company, we are required to create several board committees, implement and disclose additional internal controls and procedures retain a transfer agent and financial printer, adopt an insider trading policy, and incur costs relating to preparing and distributing periodic public reports in compliance with our obligations under securities laws.  These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

We may experience continued losses due to inventory and building impairments.

Since inception we have written down inventory by $1,223,487 to reflect changes in our marketing efforts of our remanufactured engine inventory.  During 2008, we sold all of our “remanufactured” 4.9L engine inventory and most of our “new” 4.9L engine inventory to fund our operations.  If demand for our products is less than we anticipate or our marketing efforts are unsuccessful, we may be forced to write down the inventory further to properly reflect the fair market value.

We do not currently have sufficient liquidity to continue to make the payments on all of our building loans unless we are able to raise additional capital and refinance or restructure existing debt.  Since inception we have not been able to utilize the full capacity of our existing buildings.  We could realize a loss due to the impairment of the value of one or more of our buildings if we are forced to sell them at less than recorded value.

ITEM 2. PROPERTIES.

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

On June 27, 2005 we purchased Lots 3, 4, and 5 of the Dana Hollinger Industrial Park on Poplar Street in Algona, Iowa.  The land was purchased from the Algona Area Economic Development Corporation using proceeds of a loan from that entity, the terms of which are described below.  Construction of our 30,000 square foot manufacturing facility on this site was completed in March 2006 and production of the 4.9L remanufactured engine began in April 2006.  Construction costs on the new manufacturing building totaled approximately $1.6 million.  We implemented an ‘engine cell’ production method in the new facility that we believe can speed production and reduce work-in-process inventory.  Under this method, each engine cell is designed to match the assembly time of the next cell to eliminate inventory between cells, and minimize overall assembly time.

To reduce engine assembly contaminants introduced by forced-air heating, the new building has over five miles of PEX radiant heat pipe in the production floor.  It also has a unique mono-roof design that allows planned building expansion without production line shut-down.

Late in December of 2005 we acquired an existing 30,000 square foot building shell located on Lot #1 of the Dana Hollinger Industrial Park in Algona, Iowa for a purchase price of $332,901. The building is located across the street from the new manufacturing building on Poplar Street.  We have finished a portion of the building to provide office space. The building was only a shell when purchased and some interior construction was necessary to make the building useful to us.  Construction costs on this building totaled approximately $547,000.   We are currently using the building only for storage.

At December 31, 2008, our facilities are subject to mortgages in favor of Iowa State Bank in the amount of $540,161; Farmers State Bank for $576,747; Algona Area Economic Development Corporation in the amounts of approximately $146,124 and $87,500; City of Algona in the amount of $140,000 and the Iowa Department of Economic Development $400,000.  The mortgages to Algona Area Development Corporation include a subordination in favor of Iowa State Bank.

HEC Canada leases a small facility from the Universite Du Quebec at Trois-Rivieres for approximately US $812 per month.

    We believe that all of our properties are adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "HYEG.OB." Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service.

The following table sets forth the high and low bid quotations for our common stock for the period from January 1, 2007 through December 31, 2008.

	High Bid	Low Bid

First Quarter ended March 31, 2007	3.55	2.50
Second Quarter ended June 30, 2007	3.08	1.35
Third Quarter ended September 30, 2007	1.75	0.95
Fourth Quarter ended December 31, 2007	1.85	0.65
First Quarter ended March 31, 2008	.80	.32
Second Quarter ended June 30, 2008	.51	.40
Third Quarter ended September 30, 2008	.47	.23
Fourth Quarter ended December 31, 2008	.40	.07

The foregoing quotations represent inter-dealer prices without retail mark-up, mark-down, or commission, and may not represent actual transactions.

As of March 24, 2009, there were 231 holders of record of the company’s common stock, including broker-dealers and clearing firms holding shares on behalf of their clients, as reported by our transfer agent.  This figure does not take into account those individual shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of March 24, 2009, we had 30,214,902 shares of common stock issued and outstanding.  Of the total outstanding shares, all may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder.  Of these shares we have identified 16,021,327 shares as being held by affiliates.

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

If the issuer has met reporting requirements for at least 90 days and has filed all required reports for at least twelve months prior to the sale (or for a shorter period if the issuer has been subject to reporting requirements for less than twelve months), an affiliate can resell securities after the expiration six months, subject to certain other conditions:

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans as of December 31, 2008

We have granted employees, directors and consultants restricted stock and stock options under our incentive compensation plan:

	Stock Option Awards	Exercise Price		Restricted Stock Awards	Grant Date Fair Value
Employees and directors	212,500	$1.34	Employees and directors	356,000	$1.00
	93,000	$1.00		-
	20,000	$.40		-
	40,000	$.20		-
	365,500			356,000

Consultants	139,666	$1.00	Consultants	5,000	$1.00
	30,000	$.50		-
	169,666			5,000

The above numbers include shares issued upon exercise of options to purchase a total of 8,000 shares at $1.00 per share.  These numbers do not include options to purchase 845,834 shares that have been cancelled, or 65,000 shares of restricted stock that have been forfeited, because of termination of service.

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

The following table provides information as of December 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	535,166	[1]	$1.02	1,103,834	[3]

Equity compensation plans not approved by security holders	795,270	[2]	$2.14	—

Total	1,330,436		$1.69	1,103,834	[3]

1.  Options issued under the company’s 2005 Incentive Compensation Plan to purchase 535,166 shares, including employee/director options for 365,500 shares and consultant options for 169,666 shares, less options to purchase 8,000 shares that have been exercised.  Does not include 361,000 shares of restricted stock issued under the company’s 2005 Incentive Compensation Plan, 46,000 of which remain subject to forfeiture as of December 31, 2008.

2.  795,270 shares of common stock underlying warrants, 69,640 of which were issued in the First Private
Offering, 134,346 of which were issued in the Second Private Offering, 120,900 of which were issued in the
Series A Preferred Offering, 57,985 of which were issued in the Series B Preferred Offering, 12,399 of which will be issued under the SEDA, 375,000 of which were issued to settle a vendor dispute and 25,000 of which were issued for the purchase of inventory.

3. This amount equals the number of shares remaining to be issued under the company’s 2005 Incentive Compensation Plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Hydrogen Engine Center, Inc. (“HEC” or the “company”) was organized for the purpose of developing and commercializing clean solutions for today’s energy needs.  We offer technologies that provide alternative-fuel energy solutions for the industrial and power generation markets.  Our systems, when coupled with traditional wind-driven generators, enable the generation of constant power.  We accomplish this by using excess energy produced by wind turbines to first make hydrogen, and then use this hydrogen to power a proprietary engine/generator system to produce electricity during wind-still times.  Our systems use spark-ignited internal combustion engines (ICE) powered by alternative fuels such as hydrogen, ethanol, methanol, or ammonia.  We use our proprietary engine controller and software to efficiently distribute ignition spark and fuel to injectors.  Our business plan is centered on technologies that we expect to play an increasing role in addressing the world’s energy needs as well as its environmental concerns.  We expect future revenue generation from the sale of hydrogen engines and gensets for dedicated uses, such as airport ground support and power generation.  However, because of a possible change in control of the company as discussed below, we cannot describe, with any degree of certainty, the future course of our business plans.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS FORM 10-K.  THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS.  SOME OF THESE FACTORS ARE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-K.

The accompanying consolidated balance sheets as of December 31, 2008 and 2007 and the consolidated statements of operations, consolidated statement of stockholders equity, and the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (May 19, 2003) to December 31, 2008 respectively, consolidate the historical financial statements of the company with HEC Iowa after giving effect to the Merger where HEC Iowa is the accounting acquirer and after giving effect to the Private Offerings.

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

We have funded our operations from inception through December 31, 2008, through a series of financing transactions, including the convertible loans and the Private Offerings described above.  In April 2008, we entered into a Standby Equity Distribution Agreement (the “SEDA”), which was intended to provide us the opportunity to access limited additional capital.

We did not receive the amount of capital we anticipated receiving from investors during 2008.  We have also experienced delays in the receipt of quality parts for our engines.  These factors caused us to focus during 2008 on efforts to generate revenue through the sale of engines and open power units using our high-quality, reliable remanufactured engines.  In an effort to achieve profitability we plan to eliminate our traditional-fueled products and concentrate on selling products with increased profit margins, such as the hydrogen products we offer.

In March 2009, we secured an agreement to be involved in a hydrogen demonstration project focused on testing hydrogen technologies and fueling infrastructures for the ground support industry.  We are pursuing strategic alliances to assist us in marketing our hydrogen products.  We also plan to concentrate our efforts on “wind to hydrogen” projects like the project we have completed with Xcel Energy and the project we have underway with Newfoundland Labrador Hydro.  We also expect to engage in a capital raise.  We believe that the combination of these opportunities and potentials can help provide needed cash flow for our operations.

Effective March 17, 2009, Ted Hollinger, the Company’s founder, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of Common Stock of Hydrogen Engine Center at a price of $0.02 per share.  Mr. Hollinger currently owns 15,661,037 shares, or 51.83% of the total number of shares of Common Stock outstanding.   Mr. Waldron has paid the amount of $15,000 to acquire the option.  If the option is not exercised, Mr. Hollinger will be obligated to transfer 750,000 shares of his stock to Mr. Waldron.  In the event Mr. Waldron exercises the option, he will pay Mr. Hollinger an additional $298,221.

Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on our Company over a period of 45 days before determining whether to exercise his option.  If the option is exercised, Mr. Waldron will have purchased voting control and will be able to control the business plans and direction of the Company.  Mr. Waldron is associated with Pinnacle Wind Energy, a company dedicated to the efficient development of wind power.  Should Mr. Waldron gain control of the Company, our resources likely will be primarily dedicated to this goal.  Subject to approval of the Board of Directors, the March 17 agreement would also have allowed Mr. Hollinger to retain five patent applications not directly associated with wind energy generation and would have granted the Company a right of first refusal to license any technologies associated with those patents.  In order to allow him to develop the patents, the agreement also anticipated that Mr. Hollinger would be released from his agreement not to compete with the Company.  The Board was generally supportive of the agreement, but requested that a royalty agreement, or other means of providing compensation to the company, be put in place.  However, on March 24, 2009, Mr. Hollinger and Mr. Waldron modified the original agreement by removing the provisions regarding patents and Mr. Hollinger’s noncompete.

Results of Operations

A summary statement of our operations, for the years ended December 31, 2008 and 2007 and for the period from inception through December 31, 2008 follows:

	2008	2007	From Inception (May 19, 2003) to December 31, 2008
Revenues	$1,358,647	$740,799	$2,421,350
Cost of Sales	1,544,449	1,178,393	3,428,256
Gross Profit (Loss)	(185,802)	(437,594)	(1,006,906)

Operating Expenses	3,040,277	4,828,292	14,540,725
Loss from Operations	(3,226,079)	(5,265,886)	(15,547,631)

Other Income (Expense)	(132,176)	(106,835)	(316,302)
Net Loss	$(3,358,255)	$(5,372,721)	$(15,863,933)

Series A Preferred Stock Beneficial Conversion Feature Accreted as a Dividend	-	(1,889,063)	$(1,889,063)

Net Loss Attributable to Common Stockholders	$(3,358,255)	$(7,261,784)	$(17,752,996)

Historical information for periods prior to the Merger is that of HEC Iowa.

We continue to operate as a development stage company.  As a development stage company we are engaging in the research and development of our products, we continue to foster relationships with vendors and customers and we are in the process of raising additional capital to support our business plan.

Revenues

Our revenues in 2008 totaled $1,358,647, an increase of $617,848 compared to revenues of $740,799 in 2007.  The increase in revenues for 2008 resulted from the sale of our 4.9L remanufactured engines and power units, revenues from the sale of our new 4.9L Oxx Power® engines and Oxx Power® units and the sale of 4.9L engine replacement parts.  From inception to date we have realized revenues of $2,421,350.

We also have derived income through business agreements for the development and/or commercialization of our hydrogen and ammonia products, which are not reflected in our revenue.  We record income related to business agreements as a reduction in research and development expense.  The expenses we incur are recorded as research and development costs.  We did not realize any revenue from business agreements in 2008.  In 2007, we received project reimbursements of $222,713 from business agreements we entered into with Natural Resources Canada, for a 4 + 1® hydrogen generator set and Grasim Industries, Ltd. of India for a 50kW hydrogen generator set.  From inception (May 19, 2003) to December 31, 2008, we have recorded $273,913, as a reduction in research and development expense.

During 2009, we do not expect to generate more than nominal revenue from our power generation products until the fourth quarter of 2009; however we do expect that we will be aggressively booking business for future orders of our hydrogen products.

In March 2009, we signed an agreement to be involved in a hydrogen demonstration project.   Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project.

Cost of Sales and Gross Profit

We realized negative gross profit on our revenues of approximately $185,802 in 2008 and $437,594 in 2007, in part as a result of writing down our new and remanufactured engine inventory, establishing an inventory allowance account for engine blocks obtained from our supplier in China and selling inventory at a loss to meet current cash needs.  At this time, we do not expect to record further declines in the market value of our inventory and we do not expect to increase our inventory allowance account.  We would expect to realize gross profit margins of approximately 15% as long as our primary sales are composed of traditional fueled engines.  We expect our gross profit margins to increase as we increase our alternative fuel sales.

In order to sell our remanufactured engine inventory and our new engine inventory, we recorded a decline in the market value of our inventory.  The inventory mark-down was necessary in order to align the selling price of our engines with other engine remanufacturers and resellers.  We recorded a decline in the market value of our inventory, net of recoveries of $261,464 for the year ended December 31, 2008 and $533,876 for the year ended December 31, 2007.  The total decline in market value of inventory, net of recoveries is $1,223,487 from inception (May 19, 2003) to December 31, 2008.  During 2008, we sold all of our “remanufactured” 4.9L engine inventory and most of our “new” 4.9L engine inventory to fund our operations.

For the year ended December 31, 2007, we established an inventory allowance account in the amount of $333,162 for substandard inventory received from a supplier located in China.  The inventory is covered under warranty.  We are aggressively pursuing efforts to recover losses we have recognized because of these rejected products.  We visited the factory during 2008 to witness the production and participate in the inspection of the Oxx Power® blocks.  We have also retained an engineer who can be on-site to inspect the engine blocks before they are shipped.  We are encouraged by recent news from our engineer and expect to receive an Oxx Power® engine block to test within the next 10 days.  In addition, we have a relationship with a consultant who can assist us with the procurement of parts from China.

Operating Expenses

Our sales and marketing expenses for the years ended 2008 and 2007 are $183,724 and $219,875, respectively and the total expense from inception to date (May 19, 2003) is $1,384,760.  Assuming receipt of sufficient additional financing, we will continue our search for technically qualified sales personnel which we feel is a key element in the success of our company.  We expect to be more involved in the distributed generation and wind energy markets because of the tightening of governmentally imposed emission standards and our quest to lessen our dependence on foreign oil.  We also plan to aggressively market our hydrogen products in 2009 and expect that our sales and marketing expense will increase significantly as we pursue national and international sales opportunities.

General and administrative expenses decreased from $2,790,255 for the year ended December 31, 2007 to $2,031,325 for the year ended December 31, 2008.  General and administrative expenses from inception (May 19, 2003) through December 31, 2008 were $8,502,734.  Our general and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs such as investor relations, accounting and legal fees.

Our general and administrative expenses also include overhead and direct production expense related to pre-production costs, which costs, if we had reached production capacity, would be allocated to products manufactured.  Expenses related to pre-production include salaries for production, personnel, purchasing costs and costs associated with production ramp up.  Total pre-production expenses included in general and administrative expense for the years ended December 31, 2008 and 2007 respectively, are $437,044 and $621,718.  Pre-production expense from inception (May 19, 2003) through December 31, 2008 totaled $1,780,478.  We do not expect our administrative costs to increase substantially in 2009, as we begin to align expenses with our revenues.

We view our stock based compensation as a key tool that could allow us to attract talented, experienced employees and directors without having to increase cash compensation.  Although we have been able to preserve cash with this tool, we have recognized $374,194 in stock option expense for employees and directors in the year ended December 31, 2008 and $499,542 in stock option and restricted stock expense for the year ended December 31, 2007.  Total stock option compensation for employees and directors from inception (May 19, 2003) through December 31, 2008 was $1,748,613.  Stock option expense is allocated among sales and marketing expense, general and administrative expense and research and development expense.

Since inception (May 19, 2003), we have accrued approximately $80,297 in accrued property taxes and approximately $57,319 in accrued program costs related to forgivable loans and grants from state and local government sponsored programs.  These expenses have also been recorded as general and administrative expenses.  Expenses related to forgivable loans and grants will continue to accrue until we meet certain criteria for job creation.  If we can comply with the job creation criteria, these expenses would be recorded, at the time of forgiveness, as other income.

Costs related to research and development were $825,228 and $1,370,151 for the years ended December 31, 2008 and 2007, respectively.  Total expense for research and development expense from inception (May 19, 2003) to December 31, 2008 is $4,075,731.  Management believes that, assuming receipt of additional capital, research and development expenses will increase significantly during 2009.   Research and development costs for 2009 is expected to include the cost of the N + 1TM 1 MW Hydrogen Generator System.

Our research and development costs included costs associated with controller design that we entered into with a company co-founded by one of the members of our Board of Directors.  The scope of work provided for the development and testing by the contractor and us working to create a production-ready controller.  The cost of the development work incurred through December 31, 2008 was $60,203.  We estimated the total cost of the project to be approximately $225,000, however the project was suspended until we could obtain the financing needed to sustain the development.

For the years ended December 31, 2008 and 2007 respectively, we recorded an expense of $0 and $448,011 to settle a dispute with a vendor who was supplying us with engine parts.  The settlement payment made in 2007 included the issuance of 375,000 warrants with a three year term and an exercise price of $2.00.  The fair value of the warrants was calculated using the Black Scholes Option pricing formula.

Other Income (Expense)

We had total interest income for the year ended December 31, 2008 of $6,813 as compared to interest income received for the year ended December 31, 2007 of $73,057.  We realized interest income from inception (May 19, 2003) to December 31, 2008 of $170,866.

Interest expense for the year ended December 31, 2008 was $138,989 and $173,158 for the year ended December 31, 2007.  Our interest expense from inception (May 19, 2003) to December 31, 2008 totaled $480,434.  We accrue interest expense related to forgivable loans and grants from state and local government sponsored programs.  From inception (May 19, 2003) through December 31, 2008 we have accrued approximately $172,000 in accrued interest expense related to our forgivable loans and grants and will continue to accrue these expenses until we meet certain criteria for job creation.  If we can comply with the job creation criteria, these amounts would be recorded, at the time of forgiveness, as other income.

During the year ended December 31, 2007 we realized a loss from the sale of assets of $6,734.  We did not realize a gain or loss from the sale of any assets during the year ended December 31, 2008.

Net Loss

We recorded a net loss of $3,358,255 for the year ending December 31, 2008 compared to a net loss of $5,372,721 for the year ended December 31, 2007.  We recorded net losses totaling $15,863,933 from inception (May 19, 2003) through December 31, 2008.  We expect to continue to operate at a net loss during 2009.

During the twelve months ended December 31, 2007 we accreted a beneficial conversion dividend to the Series A stockholders of $1,889,063, resulting in a net loss to common stockholders of $7,261,784 for that year.   We recorded net losses attributable to common stockholders totaling $17,752,996 from inception (May 19, 2003) through December 31, 2008.  We did not record any dividends during the twelve months ended December 31, 2007 or 2008.

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

Liquidity, Capital Resources and Going Concern

Operating Budget and Financing of Operations

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology.  As such, we have incurred substantial operating losses and we expect to incur operating losses in 2009 as well.

Effective March 17, 2009, Ted Hollinger, the Company’s founder, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of Common Stock of Hydrogen Engine Center at a price of $0.02 per share.  Mr. Hollinger currently owns 15,661,037 shares or 51.83% of the total number of shares of Common Stock outstanding.   Mr. Waldron has paid the amount of $15,000 to acquire the option.  If the option is not exercised, Mr. Hollinger will be obligated to transfer 750,000 shares of his stock to Mr. Waldron.  In the event Mr. Waldron exercises the option, he will pay Mr. Hollinger an additional $298,221.  Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on our Company over a period of 45 days before determining whether to exercise his option.   If Mr. Waldron were to exercise the option to purchase all of Mr. Hollinger’s shares, he would face challenging liquidity concerns as the new majority shareholder.

Mr. Hollinger entered into this agreement because he believes it is in the best interest of HEC and its shareholders.  He believes potential synergies between HEC and Pinnacle Wind Energy could enhance our ability to commercialize our technology in the wind industry.

During 2008, liquidity has been our primary concern.  On April 11, 2008, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P., which was intended to provide us with the opportunity to access additional capital in the maximum amount of $4 million in increments not to exceed $350,000 each.  However, the SEDA has proved to be ineffective and it has not been possible to depend on the SEDA to fund our operations.  According to the terms of the SEDA, once an advance is requested, the investor can begin selling shares which consequently drives the price of the stock lower. We began accessing the SEDA funds in August and at December 31, 2008, have sold 247,977 shares at an average price of $.23 and have received gross proceeds of $57,131 in capital.  The number of shares we were able to sell under the SEDA may have been adversely affected by the severe weakening of the economy and the recent fluctuation and general decline in the trading price of our shares.

On March 13, 2009, we secured an agreement to be involved in a hydrogen demonstration project scheduled to be completed by March 2011.  Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project. We continue to take steps to lower our monthly cash expenditures and work on the development of our 1 MW N+1 TM hydrogen generator system.  We have received encouraging news from the engineer we engaged to inspect our new Oxx Power 4.9L engine blocks being manufactured in China. Therefore, we expect to continue sales of our new 4.9L Oxx Power engines once these parts arrive.   We are pursuing strategic alliances to assist us in marketing our wind to hydrogen products.  We also expect to engage in a capital raise.

We do not currently have sufficient liquidity to continue to make the payments on all of our loans, capital leases and past due payables unless we are able to raise additional capital and refinance or restructure existing debt.  As of March 24, 2008, we had cash of $30,103, trade receivables of $42,357 and $420,262 in trade payables.  We have sales orders of $545,710 which includes our hydrogen project agreement of $470,752.  We will be dependent on our ability to raise additional capital as well as on revenue from our existing projects and engine sales to fund our involvement in new research and development projects and sustain our operations.  If we are unable to raise additional funds within a thirty to sixty day time period, we may need to seek reorganization under Chapter 11 or file for protection under Chapter 7 of the bankruptcy code.

We have not been able to make our first payment on our Line of Credit which currently carries a principal balance of $250,000.  The payment totals approximately $23,300, including interest and was due March 1, 2009. The note has additional terms which require us to pay interest on the unpaid balance at an interest rate of 3.8% above the current variable rate of 5.5% otherwise payable.  In addition, with this same bank, we have not been able to make our building payment which was due March 15, 2009.  The balance on this note is $537,115.  The note requires a principal and interest payment of $4,484 each month. This note also has additional terms which require us to pay interest on the unpaid balance at an interest rate of 3.8% above the variable rate of 5.0% we are currently paying.  The increased interest rate becomes effective for both notes, if our scheduled payments are more than 3 days past due and becomes retroactive to the first day the payment becomes past due.  We are currently in negotiations on this matter.

We have defaulted on one of our capital leases, which according to the lease could cause the lessor to demand payment in full immediately and any additional costs and fees they may incur.  The balance on the lease is $42,048.  Past due payments total $3,756.

Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business.  Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several months.  As of December 31, 2008, we had an accumulated deficit of approximately $15.9 million, or $17.8 million including $1.9 million related to the beneficial conversion feature accreted to common stockholders upon conversion of the Series A Preferred stock.  Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Terms of the SEDA

The SEDA was to provide us the opportunity, for a two-year period beginning August 5, 2008, to sell shares of our common stock to an Investor for a total purchase price of up to $4 million.  For each share of common stock purchased under the SEDA, the Investor would pay 93% of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA).  Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date was to be no less than five trading days after the prior Advance Notice Date.  The Advance request was reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less that 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

We paid $15,000 to the Investor as a Structuring and Due Diligence Fee and issued $160,000 worth of stock as a Commitment Fee under the SEDA.  We have been obligated to pay a monthly monitoring fee of $3,333 during the term of the agreement.  We have also been obligated to pay 7% of the gross proceeds of each draw and issue warrants covering shares of common stock equal to 5% of each draw under an existing investment banking relationship.  We may terminate the SEDA upon 15 trading days of prior notice to the Investor, as long as there are no Advances outstanding and we have paid to the Investor all amount then due.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of our shares in the SEDA pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder.  The transactions with the Investor do not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer and the Investor has access to information about the Company and its investment.

Cash Flow From Operations
The following table depicts cash flow information for the years ended December 31, 2008 and 2007 and from inception (May 19, 2003) to December 31, 2008:

			From Inception
	Year ended December 31,		(May 19, 2003) to
	2008	2007	December 31, 2008
Net cash used in operating activities	$(931,275)	$(4,067,546)	$(12,099,587)
Net cash provided by (used in) investing activities	114,357	89,393	(2,976,979)
Net cash provided by financing activities	135,048	3,536,428	15,111,397

Net cash used in operating activities decreased approximately $3.1 million during the year ended December 31, 2008 compared to the same period in 2007.  The decrease is primarily the result of an increase in sales, a decrease in inventory purchasing activity and efforts to reduce our operating expenses.  From inception (May 19, 2003) through December 31, 2008 we have used $12,099,587 to fund our operating activities.

At December 31, 2008 we had cash on hand of $36,482 compared to cash on hand of $713,289 at December 31, 2007, compared to $1,149,207 at December 31, 2006, compared to $2,346,248 at December 31, 2005, $19,808 at December 31, 2004, and $49,857 as of December 31, 2003.

Cash Flow Used in Investing Activities

Net cash provided by investing activities increased by $24,964 during the year ended December 31, 2008. We withdrew the balance of restricted cash on hand at December 31, 2007, of $115,157 and we purchased equipment totaling $800.  During 2007, we withdrew $237,427 of restricted cash for operations, sold equipment for $36,500 and purchased property and equipment for $184,534.  We have used approximately $3.0 million for the purchase of property and equipment since inception (May 19, 2003) through December 31, 2008.

Cash Flow from Financing Activities

Cash flow from financing activities decreased approximately $3.4 million during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The decrease in net cash provided from financing activities related to the small amount of capital funds being raised from the SEDA as compared to the funds that were raised during our private placement of Series B preferred shares.

Cash from our financing activities from inception to date (May 19, 2003) came from various financing transactions:

During the year ended December 31, 2008, we obtained a line of credit from Iowa State Bank, Algona, Iowa, for $250,000, we also renewed a note with this same bank for $540,161.  On December 27, 2008, we obtained short term financing from First Insurance Funding Group for $35,314.  On March 19, 2009, we renewed our note with Farmers State Bank in the principal amount of $571,422.  Also on March 19, 2009, we secured a new note with Farmers State Bank for $100,000.

During the year ended December 31, 2007, we renewed our note with Iowa State Bank, Algona, Iowa, in the principal amount of $561,304 and we renewed our note with Farmers State Bank in the principal amount of $591,956.  In addition, on February 21, 2007, we obtained a line of credit with Bank of America in the amount of $250,000 and repaid the line on October 3, 2007 and on December 27, 2007, we obtained short term financing from First Insurance Funding Group for $33,374.

From inception (May 19, 2003) through December 31, 2006, we received proceeds from long-term debt in the amount of $400,000 in forgivable loans from the Iowa Department of Economic Development, $200,000 from the City of Algona revolving loan fund, and convertible loans in the amount of $572,052.

During the year ended December 31, 2008, we raised $32,661, net of expenses from the SEDA.  During the year ended December 31, 2007, we raised $3,595,095, net of expenses from the sale of Series B preferred stock in a private placement.  During the year ended December 31, 2006, we received $2,779,813 in proceeds, net of expenses from the private offering of our Series A Preferred Stock and we received $3,044,119 in proceeds, net of expenses from our Second Private Offering of common stock.  During the year ended December 31, 2005, we received $3,594,889 in proceeds, net of expenses from the First Private Offering of our common stock.

At December 31, 2008, we had total assets of $3,839,812 and stockholders equity of $602,678 compared to total assets of $5,985,477 and stockholders’ equity of $3,381,158 in 2007.  At December 31, 2006, we had total assets of $7,050,239 and stockholders equity of $4,045,170.  At December 31, 2005, we had total assets of $4,822,022 and stockholders’ equity of $3,204,533 compared to total assets of $186,438 and total stockholders' deficit of $118,766 at December 31, 2004, and total assets of $128,934 and total stockholders' equity of $34,523 at December 31, 2003.

Plan of Operation

Since inception, we have incurred substantial operating losses and expect to incur additional operating losses in 2009.  We have financed operations since inception primarily through equity and debt financings.  We anticipate our expenses will increase significantly once we obtain sufficient capital to expand our operations.

We expect to continue our efforts to raise additional capital during 2009.  We are currently exploring a variety of opportunities to obtain additional capital.  There is no assurance that we will be able to raise the necessary capital or that the capital, if available, will be available on terms that will be acceptable to us. We anticipate that increased sales of our generator products could commence in late calendar year 2009.  In addition, during March 2009, we secured an agreement to be involved in a hydrogen demonstration project scheduled to be completed by March 2011.  Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project.

We are a development stage enterprise and, as such, our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining additional debt or equity financing.  We have yet to generate a positive internal cash flow, and until meaningful sales of our products begin, we are dependent upon debt and equity funding.

In the event that we are unable to obtain debt or equity financing or we are unable to obtain financing on terms and conditions that are acceptable to us, we may have to seek reorganization under Chapter 11 or file for protection under Chapter 7 of the bankruptcy code.   These factors raise substantial doubt about our ability to continue as a going concern. So far, we have been able to raise the capital necessary to reach this stage of product development and have been able to obtain funding for operating requirements, but there can be no assurance that we will be able to continue to do so.

We believe future revenues will come from the sale of hydrogen systems to the wind energy industry.  We intend to aggressively pursue sales of our 1 MW N+1TM hydrogen-powered generator sets.  We believe that we are ideally positioned to take advantage of the tremendous growth projected for wind power use.  Our systems can be used to stabilize the peaks and valleys in wind energy production and vastly extend the applicability and efficiency of wind-driven generators.  Our generator systems not only serve as wind storage devices, but also as energy enablers to standalone wind-powered, generation facilities, delivering the initial excitation voltage that all wind generators need during startup and that, in the case of standalone generators, cannot be provided by the grid.

Our primary target market is on-the-grid and off-the-grid wind power facilities, where wind storage could contribute to substantially enhance the value proposition of wind energy.  Wind power is capable of becoming a major contributor to America’s electricity supply over the next three decades, according to a report by the U.S. Department of Energy.  New installation capital costs are projected to expand from $30.1 billion in 2007 to $83.4 billion in 2017.  Last year’s global wind power installations reached a record 27,000 MW, equivalent to twenty-seven 1,000 MW conventional power plants.

We do not anticipate expanding our manufacturing facilities in 2009.  We do not anticipate that we will have substantial capital expenditures in 2009.

Effective March 17, 2009, our founder, Theodore G. Hollinger, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of common stock of the Company at a price of $0.02 per share.  Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on the company over a period of 45 days before determining whether to exercise his option.  If the option is exercised, Mr. Waldron will have purchased voting control of the company and will be able to control the business plans and direction of the company.  Mr. Waldron is associated with Pinnacle Wind Energy, a company dedicated to the efficient development of wind power.

Grants and Government Programs

On July 7, 2005, we were notified by the Iowa Department of Economic Development the following funding assistance:

• Community Economic Betterment Account (“CEBA”) Forgivable Loan	$250,000
• Physical Infrastructure Assistance Program (PIAP) Forgivable Loan	$150,000
• Enterprise Zone (“EZ”) (estimated value)	$142,715

These awards were provided to assist us in the acquisition of machinery and equipment for our new 30,000 square foot manufacturing building.  As a result, we agreed to make an investment of $1,543,316 in our Algona location and create 49 full-time equivalent positions by July 30, 2010.  More information regarding these forgivable loans can be found in Note 7 to the Consolidated Financial Statements.

Our Enterprise Zone Agreement was amended September 28, 2006 to include both facilities on our production site and amends the job creation requirement under this program to 59 full-time equivalent positions by June 30, 2008.  Under the Program, we were eligible for the following benefits provided we met certain Program requirements:

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

In order to receive these benefits and in addition to the job creation requirement, we must pay an average median wage for of $23.89 per hour and pay 80% of our employees’ medical and dental insurance.  We were also required, within three years of the effective date of the agreement, to make a capital investment of at least $1,329,716 within the Enterprise Zone.   As we did not meet these requirements, we may have to repay all or a portion of the incentives and assistance we have received.

On January 21, 2009, we received a “Notice of Default” from IDED.  The notice stated that we had not met the job requirements required by the Enterprise Zone Agreement.  At December 31, 2008, we had recorded a liability associated with the Notice of Default for $30,355.  In a notice dated March 23, 2009, we were notified by the Iowa Department of Revenue that they had reviewed our default notice with the IDED and are requesting repayment of a sales tax refund in the amount of $30,355 plus accrued interest of $6,891 calculated through March 31, 2009.

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

Employees

As of December 31, 2008, HEC Iowa had 12 employees, all of whom were full time.  During the first quarter of 2009, we began intermittently laying our employees off due to lack of work in these slow economic times.  These steps were taken to reduce costs and preserve our available cash.  As of December 31, 2008, HEC Canada had three employees, one full-time and two part-time.  Beginning March 16, 2009, we laid off one full-time and one part-time employee of HEC Canada in order to conserve cash.  Our employees are not members of any union, and they have not entered into any collective bargaining agreements.  We believe that our relationship with our employees is good.

As of March 31, 2009, HEC Iowa has 10 employees, 6 of whom are currently working full time and 4 of which have been laid off temporarily.  HEC Canada has three employees one of which is working part time and two of which have been temporarily laid off.

Net Operating Loss

We have accumulated approximately $11,490,000 of net operating loss and approximately $145,500 in research and development credit carryforwards as of December 31, 2008, which may be offset against taxable income and income taxes in future years.  In addition, we have accumulated a foreign net operating loss carryforward of approximately $1,100,000.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carry-forwards will begin to expire in the year 2018.  The amount and availability of the net operating loss carryforwards may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities.  Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the company all enter into the annual computation of allowable annual utilization of the carryforwards.

Inflation

In our opinion, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements begin on page 40.

 HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets as of December 31, 2008 and 2007	42

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and the period from inception (May 19, 2003) through December 31, 2008	44

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) and Comprehensive Loss for the period from inception (May 19, 2003) through December 31, 2008	45

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the period from inception (May 19, 2003) through December 31, 2008	47

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hydrogen Engine Center, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholder's equity (deficit) and comprehensive (loss), and cash flows for the years then ended and the period from May 19, 2003 (inception date) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from May 19, 2003 (inception date) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hydrogen Engine Center, Inc. and Subsidiaries (a corporation in the development stage) will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations, has negative working capital, has defaulted on a capital lease and bank loans, does not have sufficient liquidity to meet current debt payments and is dependent on obtaining substantial additional capital.  These factors create substantial doubt about the Company's ability to continue as a going concern.  If the Company is unable to raise additional funds in the next thirty to sixty days, it may seek reorganization under Chapter 11 or file for protection under Chapter 7 of the bankruptcy code.  Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ LWBJ, LLP
LWBJ, LLP
West Des Moines, Iowa
March 31, 2009

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

ASSETS	December 31, 2008	December 31, 2007

Current Assets
Cash and cash equivalents	$36,482	$713,289
Restricted cash	-	115,157
Accounts receivable	222,415	134,237
Inventories	493,742	1,655,359
Prepaid expenses	61,304	89,901
Total current assets	813,943	2,707,943

Property, Plant and Equipment
Building	2,271,209	2,271,209
Equipment	900,994	908,999
Land and improvements	472,504	472,504
	3,644,707	3,652,712
Less accumulated depreciation	618,838	375,178
Net property and equipment	3,025,869	3,277,534

Total Assets	$3,839,812	$5,985,477
See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31,	December 31,
LIABILITIES AND EQUITY	2008	2007

Current Liabilities
Notes payable, banks	$575,475	$594,677
Current portion long-term debt	292,737	30,350
Current installments of obligation under capital lease	58,465	45,247
Accounts payable	342,283	146,585
Accrued expenses	248,071	207,328
Accrued interest	179,457	129,965
Deferred compensation	119,108	-
Deferred revenue	87,306	-
Unearned grants	33,744	30,977
Total current liabilities	1,936,646	1,185,129

Long-term debt, net of current maturities	1,277,999	1,338,235
Obligation under capital lease, excluding current installments	22,489	80,955
	1,300,488	1,419,190
Total liabilities	3,237,134	2,604,319

Commitments and Contingencies

Stockholders' Equity
Preferred stock - Series B, $0.001 par value; 5,000,000 shares authorized, -0- and 1,932,846 shares issued and outstanding	-	1,933
Common stock, $0.001 par value; 100,000,000 shares authorized, 30,157,554 and 27,590,164 shares issued and outstanding	30,158	27,590
Additional paid-in capital	16,434,802	15,860,725
Accumulated other comprehensive income (loss) - foreign currency	1,651	(3,412)
Deficit accumulated during the development stage	(15,863,933)	(12,505,678)
Total stockholders' equity	602,678	3,381,158

Total Liabilities and Stockholders’ Equity	$3,839,812	$5,985,477

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Operations

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(May 19, 2003) to
	2008	2007	December 31, 2008

Sales	$1,358,647	$740,799	$2,421,350

Cost of Goods Sold
Material, labor, and overhead	1,282,985	644,517	2,204,769
Inventory markdown	261,464	533,876	1,223,487
	1,544,449	1,178,393	3,428,256

Gross Profit (Loss)	(185,802)	(437,594)	(1,006,906)

Operating Expenses
Sales and marketing	183,724	219,875	1,384,760
General and administrative	2,031,325	2,790,255	8,502,734
Research and development	825,228	1,370,151	4,075,731
Vendor settlement	-	448,011	577,500

	3,040,277	4,828,292	14,540,725

Operating Loss	(3,226,079)	(5,265,886)	(15,547,631)

Other Income (Expense)
Interest income	6,813	73,057	170,866
Interest expense	(138,989)	(173,158)	(480,434)
Loss on disposals of assets	-	(6,734)	(6,734)
	(132,176)	(106,835)	(316,302)

Net Loss	$(3,358,255)	$(5,372,721)	$(15,863,933)

Series A Preferred stock beneficial conversion feature accreted as a dividend	-	(1,889,063)	$(1,889,063)

Net Loss Attributable To Common Stockholders	$(3,358,255)	$(7,261,784)	$(17,752,996)

Weighted-average shares outstanding	28,929,077	26,325,151

Basic and diluted net loss per share	$(0.12)	$(0.28)

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss

										Deficit
									Accumulated	Accumulated
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Unearned	Other	During the
	Stock A	Stock A	Stock B	Stock B	Stock	Stock	Paid - in	Stock-Based	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Total

Issuance of common stock to founder in exchange for equipment and expenses incurred by founder	-	$-	-	$-	2,000,000	$2,000	$98,165	$-	$-	$-	$100,165

Net loss	-	-	-	-	-	-	-	-	-	(65,642)	(65,642)

Balance at December 31, 2003	-	-	-	-	2,000,000	2,000	98,165	-	-	(65,642)	34,523

Company - related expenses paid by founder	-	-	-	-	-	-	39,187	-	-	-	39,187

Net loss	-	-	-	-	-	-	-	-	-	(192,476)	(192,476)

Balance at December 31, 2004	-	-	-	-	2,000,000	2,000	137,352	-	-	(258,118)	(118,766)

Company - related expenses paid by founder	-	-	-	-	-	-	12,135	-	-	-	12,135

Exchange of previous shares by sole shareholder of HEC Iowa	-	-	-	-	(2,000,000)	-	-	-	-	-	-

Shares in Green Mt. Labs acquired in reverse merger	-	-	-	-	1,006,000	1,006	(1,006)	-	-	-	-

Stock split of 3.8 to 1 prior to the merger	-	-	-	-	2,816,804	2,817	(2,817)	-	-	-	-

Issuance of common stock to the sole shareholder of HEC Iowa	-	-	-	-	16,297,200	14,297	(14,297)	-	-	-	-

Issuance of restricted common stock to employees and directors	-	-	-	-	426,000	426	425,574	(275,332)	-	-	150,668

Issuance of common stock in connection with private placement, net of expenses	-	-	-	-	3,948,500	3,949	3,590,940	-	-	-	3,594,889

Issuance of common stock in connection with conversion of debt	-	-	-	-	663,401	663	556,388	-	-	-	557,051

Consultant compensation associated with stock options	-	-	-	-	-	-	133,333	-	-	-	133,333

											4,329,310

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	(2,207)	-	(2,207)
											-
Net loss	-	-	-	-	-	-	-	-	-	(1,122,570)	(1,122,570)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(1,124,777)

Balance at December 31, 2005	-	$-	-	$-	25,157,905	$25,158	$4,837,602	$(275,332)	$(2,207)	$(1,380,688)	$3,204,533

Reclassification due to implementation of SFAS 123R	-	$-	-	$-	-	$-	$(275,332)	$275,332	$-	$-	$-

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	724,209	-	-	-	724,209

Consultant compensation associated with stock options	-	-	-	-	-	-	43,777	-	-	-	43,777

Issuance of preferred stock in connection with private placement, net of expenses	930,000	930	-	-	-	-	2,778,883	-	-	-	2,779,813

Issuance of common stock in connection with private placements, net of expenses	-	-	-	-	978,009	978	3,043,141	-	-	-	3,044,119

Issuance of stock related to option exercises	-	-	-	-	8,000	8	7,992	-	-	-	8,000

											9,804,451

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	(7,012)	-	(7,012)
											-
Net loss	-	-	-	-	-	-	-	-	-	(5,752,269)	(5,752,269)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,759,281)

Balance at December 31, 2006	930,000	$930	-	$-	26,143,914	$26,144	$11,160,272	$-	$(9,219)	$(7,132,957)	$4,045,170

- Continued -

See accompanying notes

										Deficit
									Accumulated	Accumulated
	Preferred	Preferred	Preferred	Preferred	Common	Common	Additional	Unearned	Other	During the
	Stock A	Stock A	Stock B	Stock B	Stock	Stock	Paid - in	Stock-Based	Comprehensive	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Stage	Total

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	499,542	-	-	-	499,542

Forfeiture of restricted stock					(65,000)	(65)	65				-

Consultant compensation associated with stock options	-	-	-	-	-	-	9,700	-	-	-	9,700

Issuance of preferred stock in connection with private placement Series B, net of expenses	-	-	1,932,846	1,933	-	-	3,593,162	-	-	-	3,595,095

Issuance of warrants in vendor dispute							577,500				577,500

Issuance of warrants for inventory	-	-	-	-	-	-	21,065	-	-	-	21,065

Conversion of Series A Preferred Stock to Common Stock	(930,000)	(930)	-	-	1,511,250	1,511	(581)	-	-	-	- -

	-	-	-	-	-	-	-	-	-	-	-
											8,748,072

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	5,807	-	5,807
											-
Net loss	-	-	-	-	-	-	-	-	-	(5,372,721)	(5,372,721)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(5,366,914)

Balance at December 31, 2007	-	-	1,932,846	1,933	27,590,164	$27,590	$15,860,725	$-	$(3,412)	$(12,505,678)	$3,381,158

Employee/Director compensation associated with stock options and restricted stock	-	-	-	-	-	-	374,194	-	-	-	374,194

Forfeiture of restricted stock					-	-	-				-

Consultant compensation associated with stock options	-	-	-	-	-	-	7,857	-	-	-	7,857

Conversion of Series B Preferred Stock to Common Stock	-	-	(1,932,846)	(1,933)	1,932,846	1,933	-	-	-	-	-

Stock issuance for SEDA Commitment Fee	-	-	-	-	386,567	387	159,613	-	-	-	160,000

Stock issuance for SEDA Draw, net of expenses	-	-	-	-	247,977	248	32,413	-	-	-	32,661
											3,955,870

Comprehensive Loss

Foreign currency translation	-	-	-	-	-	-	-	-	5,063	-	5,063
											-
Net loss	-	-	-	-	-	-	-	-	-	(3,358,255)	(3,358,255)

Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(3,353,192)

Balance at December 31, 2008	-	$-	-	$-	30,157,554	$30,158	$16,434,802	$-	$1,651	$(15,863,933)	$602,678

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(May 19, 2003) to
	2008	2007	December 31, 2008

Operating Activities
Net loss	$(3,358,255)	$(5,372,721)	$(15,863,933)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	252,465	244,403	679,308
Compensation to directors and employees of stock options and restricted stock	374,194	499,542	1,748,613
Compensation to consultants of stock options	7,857	9,700	194,667
Common stock given for commitment fee	160,000	-	160,000
Warrants issued in vendor dispute	-	448,011	577,500
Loss on sale of assets	-	6,734	6,734
Change in assets and liabilities:
Accounts receivable	(88,178)	69,138	(222,415)
Inventories	1,161,617	366,710	(472,677)
Prepaid expenses	63,911	(41,476)	(47,447)
Accounts payable	195,698	(242,022)	426,139
Accrued expenses	40,743	51,173	294,309
Accrued interest	49,492	31,920	179,457
Deferred compensation	119,108	-	119,108
Deferred revenue	87,306	(102,972)	87,306
Unearned grants	2,767	(35,686)	33,744
Net cash used in operating activities	(931,275)	(4,067,546)	(12,099,587)

Investing Activities
Withdrawal/(deposit) of restricted cash	115,157	237,427	-
Proceeds from sale of assets	-	36,500	36,500
Purchases of property, plant, and equipment	(800)	(184,534)	(3,013,479)
Net cash provided by (used in) investing activities	114,357	89,393	(2,976,979)

Financing Activities
Proceeds from notes payable, banks	-	283,374	1,839,420
Payments on notes payable, banks	(54,516)	(263,144)	(967,660)
Proceeds from long-term debt	250,000	-	1,422,052
Payments on long-term debt	(93,097)	(78,897)	(236,992)
Proceeds from exercise of stock option	-	-	8,000
Issuance of preferred stock (Series A) in private placement, net of expenses	-	-	2,779,813
Issuance of preferred stock (Series B) in private placement, net of expenses	-	3,595,095	3,595,095
Issuance of common stock in private placements, net of expenses	-	-	6,639,008
Issuance of common stock from SEDA draw, net of expenses	32,661	-	32,661
Net cash provided by financing activities	135,048	3,536,428	15,111,397

Effect of Exchange Rates on Cash and Cash Equivalents	5,063	5,807	1,651

Net Increase (Decrease) in Cash and Cash Equivalents	(676,807)	(435,918)	36,482

Cash and Cash Equivalents – Beginning of Period	713,289	1,149,207	-

Cash and Cash Equivalents – End of Period	$36,482	$713,289	$36,482

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)

Consolidated Statements of Cash Flows

-Continued-

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(May 19, 2003) to
	2008	2007	December 31, 2008

Supplemental Cash Flow Information

Interest paid	$89,497	$141,081	$300,787

Supplemental Disclosures of Noncash Investing and Financing Activities

Additional paid-in capital contribution for expenses paid by founder	$-	$-	$103,636

Issuance of common stock for equipment	$-	$-	$47,851

Issuance of common stock for conversion of debt	$-	$-	$557,051

Acquistion of property, plant, equipment, and prepaid expenses through financing	$35,314	$111,450	$727,395

Payables for construction in progress	$-	$-	$232,208

Receivable for state loan	$-	$-	$100,000

Series A Preferred stock beneficial conversion feature accreted as a dividend	$-	$1,889,063	$1,889,063

See accompanying notes

HYDROGEN ENGINE CENTER, INC. AND SUBSIDIARIES
(a corporation in the development stage)
Notes to Consolidated Financial Statements
December 31, 2008

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

HEC Canada was incorporated as a Canadian corporation on August 25, 2005, for the purpose of establishing a research and development center to assist in the development of alternative fuel and hydrogen engines and generator sets.  HEC Canada is located in Quebec, and works with the Universite Du Quebec a Trois-Rivieres.

Description of Business – A Corporation in the Development Stage

We offer technologies that provide alternative-fuel energy solutions for the industrial and power generation markets.  Our systems, when coupled with traditional wind-driven generators, for instance enables the generation of constant power.  Our systems use spark-ignited internal combustion engines (ICE) powered by alternative fuels such as hydrogen, ethanol, methanol, or ammonia.  We use our proprietary engine controller and software to efficiently distribute ignition spark to fuel injectors.  Our business plan is centered on technologies that we expect to play an increasing role in addressing the world’s energy needs as well as its environmental concerns.  We expect future revenue generation from the sale of hydrogen engines and gensets for dedicated uses, such as airport ground support and power generation.

Through December 31, 2008, we remain in the development stage.  Development stage is characterized by minimal revenues, with efforts focused on fund raising and prioritization of expenditures for the design and development of our products, manufacturing processes, intellectual property and strategic sales and marketing.

Principles of Consolidation

The consolidated financial statements include the accounts of our Company and its wholly owned subsidiaries, HEC Iowa and HEC Canada.  All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

Since inception, we have invested in the resources and technology we believe necessary to deliver carbon free energy technology.  As such, we have incurred substantial operating losses and we expect to incur operating losses in 2009 as well.

Effective March 17, 2009, Ted Hollinger, the Company’s founder, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of Common Stock of Hydrogen Engine Center at a price of $0.02 per share.  Mr. Hollinger currently owns 15,661,037 shares, or 51.83% of the total number of shares of Common Stock outstanding.   Mr. Waldron has paid the amount of $15,000 to acquire the option.  If the option is not exercised, Mr. Hollinger will be obligated to transfer 750,000 shares of his stock to Mr. Waldron.  In the event Mr. Waldron exercises the option, he will pay Mr. Hollinger an additional $298,221.  Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on our Company over a period of 45 days before determining whether to exercise his option.

During 2008, liquidity has been our primary concern.  On April 11, 2008, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA Global Investments, L.P., which was intended to provide us with the opportunity to access additional capital in the maximum amount of $4 million in increments not to exceed $350,000 each.  However, the SEDA has proved to be ineffective and it has not been possible to depend on the SEDA to fund our operations.  According to the terms of the SEDA, once an advance is requested, the investor can begin selling shares which consequently drives the price of the stock lower. We began accessing the SEDA funds in August and at December 31, 2008, have sold 247,977 shares at an average price of $.23 and have received $32,661 in capital, net of expenses.  The number of shares we can sell under the SEDA also may have been adversely affected by the severe weakening of the economy and the recent fluctuation and general decline in the trading price of our shares.  We have no plans at this time to access any additional funds from the SEDA.

On March 13, 2009, we secured an agreement to be involved in a hydrogen demonstration project scheduled to be completed by March 2011.  Once the agreement has been accepted by all parties involved, we expect that numerous hydrogen usages will be tested as part of this project.  We continue to take steps to lower our monthly cash expenditures and work on the development of our 1 MW N+1 TM hydrogen generator system.  We have received encouraging news from the engineer we engaged to inspect our new Oxx Power 4.9L engine blocks being manufactured in China. Therefore, we expect to continue sales of our new 4.9L Oxx Power engines once these parts arrive.   We are pursuing strategic alliances to assist us in marketing our wind to hydrogen products.  We also expect to engage in a capital raise.  However, with the weakening economy and the decline in and fluctuation of our stock price it may be difficult to raise capital.

We are in default on two of our loans and one of our capital leases because the March 2009 payments have not been made.  We are currently in negotiations with the bank holding the loans and the finance company holding the lease is charging late fees.  We do not currently have sufficient liquidity to continue to make the payments on all of our loans, capital leases and past due payables unless we are able to raise additional capital and refinance or restructure existing debt.  As of March 24, 2008, we had cash of $30,103, trade receivables of $42,357 and $420,262 in trade payables.  We have sales orders of $545,710 which includes our hydrogen project agreement of $470,752 that are subject to certain contingencies.

We are dependent on the funds expected from our potential new investor, and revenue from our existing projects and engine sales to fund our involvement in new research and development projects and sustain our operations.  If we are unable to raise additional funds within a thirty to sixty day time period, we may need to seek reorganization under Chapter 11 or file for protection under Chapter 7 of the bankruptcy code.

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

Foreign Currency Translation

Our results of operations and cash flows of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates.  Assets and liabilities are translated at end-of-period exchange rates.  Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Accumulated other comprehensive (loss).

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

Restricted Cash

In 2007, we had a letter of credit with a financial institution which was secured by a certificate of deposit.  As long as the certificate of deposit was retained as security for the letter of credit, it was recorded as restricted cash.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value.  We follow a policy of providing an allowance for doubtful accounts.  However, based on the evaluation of receivables at December 31, 2008, and December 31, 2007, we believe that such accounts will be collectible and thus, an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with our credit policy.  Accounts considered uncollectible are written off.  Credit terms are extended to customers in the normal course of business.  We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral.

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

Property, Plant  and Equipment

Property, plant and equipment are recorded at cost.  Once assets are placed in service, depreciation is provided over estimated useful lives by using the straight-line method.  Leasehold improvements are depreciated over the life of the lease.  Depreciation expense was $252,465 and $244,403 for the years ended December 31, 2008 and 2007, respectively.  Depreciation expense was $679,308 from inception (May 19, 2003) to December 31, 2008.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

We review our property, plant and equipment for indicators of impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.  If the evaluation indicates that the carrying amount of the asset may not be recoverable and an impairment loss exists, the amount of the loss will be recorded in the consolidated statements of operations.

Warranty Reserve

We record a warranty reserve at the time products are sold and the revenue is recognized and include it in accrued expenses. We estimate the liability for product warranty costs based upon industry standards and best estimate of future warranty claims based on our warranty period of 1.5 to 3 years.  The following table summarizes the activity for warranty reserve for the year ended December 31, 2008.

Warranty reserve at December 31, 2007	$36,556
Reduction for warranty claims	(56,987)
Addition for warranty on products sold	38,423
Addition for change in warranty estimate	28,727
Warranty reserve at December 31, 2008	$46,719

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

Business Agreements

Income is also derived through business agreements for the development and/or commercialization of products based upon our proprietary technology.  Some of the business agreements have stipulated performance milestones and deliverables where others require “best efforts” with no performance criteria.  The business agreements require that payments be made to us as certain milestones are reached prior to delivery of the product to the customer. Accordingly, income related to business agreements are recorded as a reduction in research and development expense, when title and risk of ownership transfers to the customer.  Expenses we incur are recorded as research and development costs.  As of December 31, 2008 and December 31, 2007, we have recorded $0 and $222,713, respectively as a reduction in research and development expense.  From inception (May 19, 2003) to December 31, 2008, we have recorded $273,913, as a reduction in research and development expense.

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

 Sales and Marketing Costs

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars and other marketing-related programs. We expense advertising costs as incurred.  Advertising costs for the years ended December 31, 2008 and 2007 are $9,118 and $28,244.  For the period from inception (May 19, 2003) to December 31, 2007 advertising costs were $244,392.

General and Administrative Costs

General and administrative costs include payroll, employee benefits, stock-based compensation, and other costs associated with general and administrative costs including administrative personnel, professional fees, consulting fees and office expense.  We allocate overhead and direct production expense to products manufactured.  However, because we have not reached our production capacity, excess manufacturing costs are expensed as incurred as general and administrative costs.  Expenses related to pre-production include salaries for production personnel, purchasing costs and the costs associated with production ramp up.  Total pre-production costs included in general and administrative expenses for the years ending December 31, 2008 and December 31, 2007 totaled $437,044 and $621,718, respectively.  For the period from inception (May 19, 2003) to December 31, 2008 pre-production expense was $1,780,478.

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

The following table sets forth the computation of basic net loss per share of common stock:

	Year Ended December 31,
	2008	2007
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders	$(3,358,255)	$(7,261,784)

Denominator:
Average common shares outstanding	28,975,077	26,417,151
Unvested restricted common shares	(46,000)	(92,000)
Weighted-average common shares outstanding	28,929,077	26,325,151

Basic and diluted net loss per share	$(.12)	$(.28)

Diluted net loss per share excludes potential common shares since the effect is anti-dilutive.

In 2008, the following shares were not included in the calculation of basic earnings per share due to their antidilutive effect:

a.	400,166 shares related to exercisable employee and non-employee incentive stock options.
b.	46,000 unvested restricted shares.
c.	795,270 warrants.

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

Period from Inception
(May 19, 2003) to
December 31, 2008

Net loss attributable to common shareholders, as reported	$(17,752,996)

Add: options and restricted stock-based employee compensation expense included in reported net loss	1,748,613

Deduct: options and restricted stock-based employee compensation expense determined under fair value based method	(1,934,415)

Pro forma net loss attributable to common shareholders	$(17,567,194)

Total employee non-cash stock compensation expense, net of forfeitures, for December 31, 2008 and 2007 was $374,194 and $499,542, respectively.

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

Effect of Recent Accounting Pronouncements

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use In Future Research and Development Activities”. EITF 07-3 clarifies the treatment for nonrefundable payments from research and development activities.  It was determined that such amounts should be deferred or capitalized and should be expensed as the related goods are delivered or the related services are performed.  This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of EITF 07-3 to be material.

In November 2007, the FASB issued Emerging Issues Task Force (“EITF”) 07-1, “Accounting for Collaborative Arrangements”. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 will be applicable to us on January 1, 2009.  We do not expect the impact of the adoption of EITF 07-3 to be material.

In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to be material.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 will be applicable to us on January 1, 2009.  The impact of the adoption of FSP EITF 03-6-1 on our consolidated financial position and results of operations will largely be dependent on the size and nature of any future capital raise completed after the adoption of this statement.

In June 2008, the FASB issued Emerging Issues Task Force 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and will be applicable to us January 1, 2009.  The impact of the adoption of EITF 07-5 on our consolidated financial position and results of operations will largely be dependent on the size and nature of any future capital raise completed after the adoption of this statement.

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

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability.  When possible, we look to active and observable markets to price identical assets.  When identical assets are not traded in active markets, we look to market observable data for similar assets.  Nevertheless, certain assets are not actively traded in observable markets and we must use alternative valuation techniques to derive a fair value measurement.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In		Fair Value Measurement
	Consolidated Balance Sheet Balance Sheet		Using Level I
	December 31,		December 31,
	2008	2007	2008	2007

Money Market Funds	$-	$144,870	$-	$144,870

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, we did not elect such option for our financial instruments and liabilities.

3.  INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out method:

	December 31,
	2008	2007
Component parts	$354,597	$1,266,612
Work in process	37,962	10,407
Finished goods	101,183	378,340

Total	$493,742	$1,655,359

We follow the provisions of SFAS 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43).  Under this guidance, we allocate fixed production overhead to inventory based on the normal capacity of the production facilities, any expense incurred as a result of idle facility expense, freight and handling costs are expensed as period costs.  For the years ended December 31, 2008 and 2007, we allocated approximately $31,000 and $23,400, respectively, of overhead to inventory.  We allocated approximately $76,400 of overhead to inventory from inception (May 19, 2003) to December 31, 2008.  The balance of fixed production overhead is recorded in general and administrative costs.

Loss on inventory

As a result of changes in our efforts to market our excess 4.9L remanufactured engine inventory, we recorded an inventory write-down, net of recoveries for the years ended December 31, 2008 and 2007, of $261,464 and $533,876, respectively.  The inventory write-downs consisted of component parts and finished goods.  The amount of inventory write-down from inception (May 19, 2003) through December 31, 2008 was $1,223,487.

We recorded a loss of $324,696 in component parts for engine blocks purchased from our supplier in China in 2007. We have rejected most of the engine blocks received from this supplier.  Based upon the Warranty and Replacement Terms agreement with the supplier, dated March 22, 2007, and visits to the factory in China, the supplier has agreed to replace the rejected products at no additional cost to us.  In 2008, we also engaged an auto parts engineer, who is located in China, to inspect the blocks at the factory before they are shipped to us.  Despite our efforts to recover our investment in this inventory, unexpected vendor delays have caused us to be concerned with the reliability of this vendor and doubt whether the blocks will be replaced in a timely manner.  Therefore, we continue to carry the originally established allowance account for the full value of this inventory at December 31, 2008.   It is our intent to use all available resources to obtain the warranted blocks, including additional planned trips to the factory.

4.  NOTES PAYABLE, BANKS

At December 31, 2007, we had a letter of credit with a bank in the amount of $108,000.  The letter of credit bears interest equal to the bank’s prime rate.  The balance of the letter of credit at December 31, 2008 was $0 and the agreement expired on October 16, 2008. This letter of credit was secured by a certificate of deposit in the amount of $115,157.

On December 5, 2008, we renewed a note from a bank for $540,161.   This note matures on December 15, 2009, and carries a variable interest rate equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks (Wall Street Journal U.S. Prime Rate), with a minimum rate of 5.0%.  At December 31, 2009, the note bears an interest rate of 5.0% with monthly interest and principal payments of $4,484 until maturity.  The balance of this note on December 31, 2008 was $540,161.  The loan is secured by real estate.  As of March 31, 2009, we have not been able to make our March 15, 2009 payment on this note.  We are currently in negotiations with the bank on this matter.

On December 27, 2008, we obtained funding for our yearly D&O insurance premium through a loan agency.  The original loan amount was $35,314 and requires nine monthly payments of $4,055 beginning January 27, 2009.  The loan carries an interest rate of 7.95%.

On March 19, 2009, we obtained a loan from a bank for $100,000.  The note requires payment in full on July 1, 2009, and carries an interest rate of 5.95%.  The note is secured by real estate.

5.  LONG-TERM DEBT

Long-term debt consists of the following:
	December 31,
	2008	2007

Note payable to City of Algona. See (a)	$140,000	$160,000

Note payable to Algona Area Economic Development Corporation. See (b)	146,124	146,124

Note payable to Algona Area Economic Development Corporation. See (c)	57,865	61,827

Notes payable to Iowa Department of Economic Development. See (d)	400,000	400,000

Note payable to finance company. See (e)	-	6,388

Note payable to bank. See (f)	576,747	594,246

Note payable to bank. See (g)	250,000	-

	1,570,736	1,368,585

Less amounts due within one year	292,737	30,350

Totals	$1,277,999	$1,338,235

Future maturities of long-term debt at December 31, 2008 are as follows:

2010	$806,421
2011	200,330
2012	148,800
2013	51,494
2014	27,168
Thereafter	43,786
Total long-term debt	$1,277,999

(a) In September 2005, we obtained $200,000 from the City of Algona.  The note requires quarterly payments of $5,000 starting January 1, 2006, with the final payment due October 1, 2015.  There is no interest on this loan provided we create and retain at least 42 new full-time positions for five years.  If such requirements are not met, interest on the loan will be payable at 10% per annum.  At December 31, 2008,  the requirements have not been met.  Therefore, as of December 31, 2008, we have accrued interest on the note in the amount of $56,944.  The loan is collateralized by real estate.

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

At December 31, 2008, the requirements have not been met.  Therefore, as of December 31, 2008, we have accrued interest in the amount of $41,091.  The loan is secured by the real estate.

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

(d) On June 28, 2005, the Iowa Department of Economic Development (“IDED”) awarded us a Physical Infrastructure Assistance Program (“PIAP”) grant in the amount of $150,000.  This is a five-year forgivable loan and proceeds are to be used for the construction and equipping of the 30,000 square foot manufacturing facility.  We received payment of this award in December 2005.  Other terms of the loan include a minimum contribution of $1,543,316 for building construction, machinery and equipment, and working capital.  In addition, we must create 49 full-time equivalent positions, with 38 positions at a starting wage exceeding $11.76 per hour, and an average wage for all positions of $24.94 per hour.  In order to qualify for the job count, employees must be Iowa residents.  We are required to maintain the minimum employment level through the thirteenth week after the project completion date.  If requirements are not met, the balance of the forgivable loan determined by IDED as due and payable will be amortized over three years from the agreement expiration date of July 31, 2010, at 6% interest per annum with equal quarterly payments.  IDED requires end-of-year status reports to ensure compliance. At December 31, 2008, the requirements have not been met.  Therefore, as of December 31, 2008, the total amount of interest accrued was $27,764.  The note is secured by a security agreement on our assets.

Also on June 28, 2005, IDED awarded us a Community Economic Betterment Account (“CEBA”) forgivable loan in the amount of $250,000.  This is a three-year forgivable loan and proceeds are to be used for the construction of the plant.  We received $150,000 of this award in December 2005.  The balance of the award, $100,000, was received in January 2006.  The terms of this award are the same as the PIAP award explained in the previous paragraph.  At the project completion date, if we have fulfilled at least 50% of our job creation/retention and wage obligation, $6,579 will be forgiven for each new full-time equivalent job created and retained and maintained for at least ninety days past the project completion date.  The project completion date of this award is July 30, 2010.  Any balance (shortfall) will be amortized over a two-year period, beginning at the project completion date at 6% per annum from the date of the first CEBA disbursement on the shortfall amount, with that amount accrued as of the project completion date, being due and payable immediately.  If we have a loan balance, the shortfall balance and existing balance will be combined to reflect a single monthly payment.  We are accruing interest on this note until the terms of the note have been met.  The total amount of interest accrued at December 31, 2008 was $46,274.  The note is secured by a security agreement on our assets.

At December 31, 2008, we have created 12 jobs to meet the above job creation requirement.

 (e) On March 20, 2006, we acquired manufacturing equipment through an equipment financing agreement with Wells Fargo Financial Leasing, Inc.  The note requires payments of $2,129 per month for 24 months.  The equipment serves as collateral for the note.  At December 31, 2008, the entire remaining balance of the loan had been paid.

(f)  On March 19, 2009, we renewed a note with a bank for $571,422.   The balance of this note on December 31, 2008 was $576,747.  This note matures on April 1, 2010, and carries a variable interest rate equal to the Wall Street Journal U.S. Prime Rate.  At March 19, 2009, the interest rate on the note was 3.25% and requires monthly interest and principal payments of $3,246.  The loan is secured by real estate.

(g)  On March 24, 2008, we obtained a line of credit from a bank for $250,000.  We renewed the line of credit on December 5, 2008, with repayment terms as follows:

•	first principal payment of $20,000, due March 1, 2009;
•	second principal payment of $30,000, due June 1, 2009;
•	third principal payment of $50,000, due September 1, 2009;
•	fourth principal payment of 70,000, due December 1, 2009;
•	final principal payment, due March 1, 2010

The note requires quarterly interest payments and carries an interest rate equal to 2.0% above the Wall Street Journal U.S. Prime Rate with a minimum rate of 5.5% with a maximum rate of 9.0%.  At December 31, 2008, the interest rate on the note was 5.5%.  The note is secured by real estate and a business security agreement.

We were not able to pay our March 1, 2009 payment on this note of approximately $23,300, which includes interest. The note carries additional terms which require us to pay interest on the unpaid balance at an interest rate of 3.8% above the variable rate of 5.5% we are paying.  The increased interest rate becomes effective if our scheduled payments are more than 3 days past due and becomes retroactive to the first day the payment becomes past due, which was March 1, 2009.  We are currently in negotiations on this matter.

6.  CAPITALIZED LEASES

We have three leases for equipment with original terms of 3 to 5 years.  We are obligated to pay costs of insurance, taxes, repairs and maintenance according to the terms of the leases.  Our leases have bargain purchase options and are being depreciated over five and seven years.

The net book value of capital lease assets was $107,432 at December 31, 2008.   Amortization of assets held under capital lease is included with depreciation expense.

The following is a schedule, by years of future minimum payments, required under the lease together with their present value as of December 31, 2008:

2009	$64,959
2010	12,377
2011	11,586
2012	636
Total minimum lease payments	89,558
Less amount representing interest	8,604
Present value of minimum lease payments	80,954
Less amounts due within one year	58,465
Totals	$22,489

Subsequent to December 31, 2008, we were in default on one of our leases, which according to the lease could cause the lessor to demand payment in full immediately and any additional costs and fees they may incur.  Past due lease payments which include interest, total $3,756.

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

In order to receive these benefits, we must create 59 new full-time equivalent jobs at the project site within three years of the date of the agreement, which was June 28, 2005. We must also pay an average median wage of $23.89 per hour and pay 80% of the employees' medical and dental insurance. Within three years of the effective date of the agreement, we must also make a capital investment of at least $1,329,716 within the Enterprise Zone. As we have not met these requirements, a portion of the incentives and assistance will have to be repaid, which will be based on the portion of requirements that we have met.

On January 21, 2009, we received a “Notice of Default” from IDED.  The notice stated that we had not met the job requirements required by the Enterprize Zone Agreement. At December 31, 2008, we have recorded approximately $80,000 in property taxes connected with property tax exemption and $30,355 of the sale, service and use tax, as accrued expenses.

In August 2005, we entered into an Industrial New Jobs Training Agreement with Iowa Lakes Community College.  At December 31, 2008, we had received approximately $93,151 of the training grant, with net proceeds available of $104,000.  The “New Jobs Credit from Withholding” and the “Supplemental New Jobs Credit from Withholding” training programs are funded through payments equaling 3% of gross wages and are required to be paid quarterly in the same manner as withholding payments are reported to the Iowa Department of Revenue.  The payments made to the college are deducted from the amount of state withholding tax collected from employee payroll.  There are fees associated with the administration of this grant.  At December 31, 2008, we recorded $57,319 for fees accrued in connection with the grant as accrued expenses. We also recorded unearned grant income of $33,744 at December 31, 2008, which is the net amount received but not repaid through state withholding for the training grant.

8. RELATED PARTIES

One of the members of our Board of Directors from which we purchase engine parts was the manager of an engine parts distributor until January 2008.  Purchases from this company for the year ended December 31, 2008 and 2007 totaled $2,515 and $20,800, respectively.  Related party purchases from this company totaled $158,518 for the period from inception (May 19, 2003) to December 31, 2008.  We recorded a payable of $180 to this company at December 31, 2008.

This same engine parts distributor has purchased engines from us.  The company’s purchases from us for the year ended December 31, 2008 and 2007 were $18,394 and $62,200.  At December 31, 2008, we have a credit balance on our receivable from this company in the amount of $1,451.

On September 3, 2008, we commenced working with a company co-founded by one of the members of our Board of Directors.  The scope of the work was to include the enhancement of our OxxBoxx controller with wireless technology to produce a remote wireless engine controller.  The work was to provide for development and testing by the contractor and us working to create a production-ready controller. The cost of the development work incurred through December 31, 2008 was $60,203.  We estimated the total cost of the project to be approximately $225,000, however the project was suspended until we could obtain the financing needed to sustain the development.   At December 31, 2008, we had recorded a payable of $30,671 to this company.

In addition, we entered into an agreement with this same Director’s investment banking firm for consulting services to assist us with the completion of our new business plan.  The total cost of the engagement was $20,000 and all obligations through December 31, 2008, have been paid.

9.  INCOME TAXES –

Our tax returns filed and to be filed for years ended December 31, 2006, 2007, and 2008 are open to review by the Internal Revenue Service.  As of March 31, 2009, we have not been notified that we have any tax returns under review.    We have sustained net operating losses in 2004 through 2008 in the United States and for 2005 though 2008 in Canada.  We have reviewed our tax positions as of December 31, 2008 and 2007 and have not identified any positions that are uncertain.

The tax effects of significant items comprising our net deferred tax asset and the related valuation allowance as of December 31, 2008, and December 31, 2007, are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Federal	$4,735,000	$3,840,000
State	655,000	530,000
Foreign	560,000	450,000
Total	5,950,000	4,820,000
Valuation allowance	(5,950,000)	(4,820,000)
Provision for income taxes, less valuation allowance	$-	$-

Due to our operating loss and lack of operating experience, a valuation allowance was provided for our net deferred tax assets at December 31, 2008, and December 31, 2007.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	December 31,
	2008	2007
Rate Reconciliation:
Expected expense/(benefit) at federal statutory rate	(35)%	(35)%
State tax benefit, net of federal benefit	(5)	(5)
Stock based compensation	11	7
Foreign tax benefit	(17)	(8)
Other	6	1
Valuation allowance	40	40
Expected tax rate	-%	-%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$4,600,000	$3,840,000
Foreign tax benefit	560,000	450,000
Unrealized inventory impairment loss	560,000	380,000
Warranty accrual	20,000	10,000
Vacation accrual	10,000	20,000
Stock based compensation	60,000	10,000
Research and development credit	150,000	120,000
Total deferred tax assets	5,960,000	4,830,000
Deferred tax liabilities:
Depreciation	(10,000)	(10,000)
Total deferred tax liabilities	(10,000)	(10,000)
Gross deferred tax asset	5,950,000	4,820,000
Valuation allowance	$(5,950,000)	$(4,820,000)

As of December 31, 2008, we have a net operating loss carryforward for federal and state income tax purposes of approximately $11,490,000 which will begin to expire in 2018.  Also, at December 31, 2008, we have a foreign net operating loss carryforward of approximately $1,120,000.  The amount and availability of the net operating loss carryforward may be subject to annual limitations set forth by the Internal Revenue Code and foreign taxing authorities.

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

The shares of Series B Preferred Stock are convertible into a number of shares of Common Stock at a conversion price determined by dividing the offering price by any lower price at which the Company may sell shares of Common Stock prior to the expiration of twelve months from that date of issue, May 31, 2007.  All shares of Series B Preferred Stock were converted to common stock in 2008.  See Note 11 for details.

The Series A Convertible Preferred Stock issued in 2006 had certain anti-dilution rights.  As a result of the issuance of the Series B Preferred Stock in 2007, the conversion price of the Series A Preferred Stock was reduced from $3.25 per share to $2.00 per share.  This modification resulted in a beneficial conversion totaling $1,889,063.  This beneficial conversion feature was accreted to the Series A Convertible Preferred Stock as a dividend because the preferred stock was convertible immediately upon issuance.   The accretion was included on the consolidated statement of operations and the consolidated statement of stockholders equity (deficit) and comprehensive loss as a quasi dividend to determine net loss attributable to common shareholders.  All shares of Series A Preferred Stock were converted during 2007.  See Note 11 for details.

11.  COMMON STOCK

Our registration statement covering 4,054,541 shares of such equity securities, filed on May 20, 2008, was declared effective by the Commission on August 5, 2008.

We entered into a Standby Equity Distribution Agreement (the “SEDA”) with an investor on April 11, 2008.  For a two-year period beginning on August 5, 2008, we have the right, at our discretion, to sell registered shares of our common stock to the Investor for up to $4,000,000.  For each share of common stock purchased under the SEDA, the Investor will pay ninety-three (93%) of the lowest daily volume weighted average price (“VWAP”) during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA).  Each such sale (“Advance”) may be for an amount not to exceed $350,000 and each Advance Notice Date must be no less than five trading days after the prior Advance Notice Date.  The Advance request will be reduced to the extent the price of our common stock during the five consecutive trading days after the Advance Notice Date is less than 85% of the VWAP on the trading day immediately preceding the Advance Notice Date.

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

We began accessing the SEDA funds in August 2008 and at December 31, 2008, we have issued 247,977 shares of common stock at an average price of $.23 and received $57,131 in capital.  As of December 31, 2008, we had 30,157,554 shares of Common Stock issued and outstanding.  We have no plans at this time to access any additional funds from the SEDA.

On June 1, 2008, 1,932,846 shares of our Series B Preferred Stock automatically converted to the same number of common shares per the terms of the Certificate of Designation for the Series B Preferred Stock dated March 14, 2007.

On September 29, 2007, 465,000 shares of our Series A Preferred Stock automatically converted to 755,625 shares of common stock per the terms of the Certificate of Designation for the Series A Preferred Stock dated September 29, 2006.  In addition, on October 4, 2007 the balance of the Series A Preferred Stock of 465,000 shares converted to 755,625 shares of Common Stock.

12.  WARRANTS

During 2008, we incurred an obligation to issue 12,399 warrants in connection with the SEDA draws we made during 2008.   The warrants carry a five-year term and an average exercise price of $0.23.

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

At December 31, 2008, we have issued or will issue 795,270 warrants and an average exercise price of $2.14 with expiration dates beginning in 2010 and ending in 2012.

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

We may also issue restricted stock under the Incentive Plan.  Restricted stock awards made under this program vest over periods designated by the Board of Directors, generally two to four years.  The aggregate number of shares authorized for employee stock options, non-employee stock options and restricted stock awards is 2,000,000.  At December 31, 2008, there were 1,103,834 shares available for grant and 896,166 shares granted.  Of the shares granted, 361,000 were granted as restricted stock, 169,666 were granted as non-employee stock options, and 365,500 were granted as employee and director stock options.

During January 2008, the Board of Directors approved a modification extending the term of 235,666 vested stock options until December 31, 2008 for certain employees and nonemployees who had left the Company.   The Board determined that the modification was appropriate for employees and contractors who provided valuable expertise during the start-up phase of the Company.  The modification affected six employees and the resulting additional compensation cost was approximately $18,000.  At December 31, 2008, none of these employees exercised their options and all but 91,666 were forfeited.  The remaining options will expire August 12, 2009.

The following table presents the weighted-average assumptions post repricing and modification, used to estimate the fair values of the stock options granted to employees and non-employees in the periods presented, using the Black-Scholes option pricing formula.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life is based on our historical data of option exercise and forfeiture.  Expected volatility is based on the average reported volatility and vesting period of a representative sample of eight comparable companies in the alternative fuel technology and services niches with market capitalizations between $2 million and $2 billion, in addition to our actual history since September 2005.

			Period from Inception
	Year ended December 31,		(May 19, 2003) to
	2008	2007	December 31, 2008

Risk-free interest rate	3.79%	4.72%	4.13%
Expected volatility	81.0%	96.4%	136.1%
Expected life (in years)	2.0	4.7	6.4
Dividend yield	-	-	-
Weighted-average estimated fair value of options granted during the period	$.82	$.99	$.83

The following table summarizes the activity for outstanding employee and non-employee stock options for the year ended December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2007	884,916	$1.16
Granted	90,000	$.34
Forfeited	(439,750)	$1.15
Balance at December 31, 2008	535,166	$1.02	5.89	$0
Vested and exercisable as of December 31, 2008	400,166	$1.02	5.28	$0
Vested and expected to vest as of December 31, 2008	519,111	$1.06	5.72	$0

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted-average exercise price of the underlying awards and our closing stock price of $0.12 on December 31, 2008, the last day of trading in December.

There were no stock options exercised during the year ending December 31, 2008 or December 31, 2007.    The total grant date fair value of stock options vested during 2008, 2007, and inception (May 19, 2003) to December 31, 2008 was $280,229, $610,453, and $1,631,400.

As of December 31, 2008, there was approximately $367,035 of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from expectations.

The following table summarizes the activity for the unvested restricted stock for the year ended December 31, 2008:

	Unvested Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2007	92,000	$1.00
Vested	(46,000)	$1.00
Unvested at December 31, 2008	46,000	$1.00

As of December 31, 2008, there was approximately $29,747 of unrecognized compensation cost related to unvested restricted stock.  This amount is expected to be recognized over a weighted-average period of .67 years.  To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock expected to vest would be different from expectations.

The following table summarizes additional information about stock options outstanding and exercisable as of December 31, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.20	40,000	9.83	$0.20	20,000	$0.20
$0.40	20,000	9.25	$0.40	10,000	$0.40
$0.50	30,000	2.12	$0.50	30,000	$0.50
$1.00	232,666	4.04	$1.00	206,666	$1.00
$1.34	212,500	7.40	$1.34	133,500	$1.34

	535,166	5.89	$1.02	400,166	$1.02

14. COMMITMENTS AND CONTINGENCIES

Standby Equity Distribution Agreement (SEDA)

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

Beginning in August 2008, we began accessing the SEDA funds from YA Global and issued shares for the following draws:

Advance Notice Date	Amount Requested	Amount Received	Shares Issued	Purchase Price of Shares Issued
August 11, 2008	$10,000	$8,131	27,093	$.3001
September 3, 2008	15,000	6,000	21,444	$.2798
September 15, 2008	20,000	8,000	29,155	$.2744
September 22, 2008	25,000	25,000	115,580	$.2163
October 2, 2008	25,000	10,000	54,705	$.1828
January 9, 2009	8,000	6,400	57,348	$.1116
February 5, 2009	350,000	0	0	-
Total	$453,000	$63,531	305,325

At December 31, 2008, we have received $57,131 in capital and have issued 247,977 shares under the SEDA.  As of March 24, 2009, we have received $63,531 and have issued 305,325 shares under the SEDA.

15.  SUBSEQUENT EVENTS

Hydrogen Research and Development Project

On March 13, 2009, we signed an agreement to be involved in a hydrogen project with an undisclosed party which is scheduled to be completed by March 2011.  The project is focused on testing and demonstrating hydrogen technologies and fueling infrastructures.  We have received purchase orders totaling $470,572 that are contingent upon future events.  We expect our participation in this project will allow us to demonstrate a sampling of the carbon-free power solutions we design and manufacture.

Option Purchase Agreement and Modification

Effective March 17, 2009, Ted Hollinger, our Company founder, entered into an agreement with Steven C. Waldron, under which Mr. Hollinger granted Mr. Waldron the option to purchase all of his shares of Common Stock at a price of $0.02 per share.  Mr. Hollinger currently owns 15,661,037 shares, or 51.83% of the total number of shares of Common Stock outstanding.   Mr. Waldron has paid the amount of $15,000 to acquire the option.  If the option is not exercised, Mr. Hollinger will be obligated to transfer 750,000 shares of his stock to Mr. Waldron.  In the event Mr. Waldron exercises the option, he will pay Mr. Hollinger an additional $298,221.

Under the terms of the agreement, Mr. Waldron has the right to conduct due diligence on our Company over a period of 45 days before determining whether to exercise his option.  If the option is exercised, Mr. Waldron will have purchased voting control of our Company and will be able to control our business plans and direction.  Mr. Waldron is associated with Pinnacle Wind Energy, a company dedicated to the efficient development of wind power.

Subject to approval of the Board of Directors, the March 17 agreement would allow Mr. Hollinger to retain five patent applications not directly associated with wind energy generation and would grant us a right of first refusal to license any technologies associated with those patents.  In order to allow him to develop the patents, the agreement also anticipates that Mr. Hollinger would be released from his agreement not to compete with us.  On March 24, 2009, Mr. Hollinger and Mr. Waldron modified the agreement by removing the provisions regarding the patents and Mr. Hollinger’s noncompete.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Acting President, Michael A. Schiltz and Chief Financial Officer, Sandra M. Batt have evaluated and reviewed the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2008.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and financial officers, or persons performing similar functions, as appropriated to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Acting President and our Chief Financial Officer, do not expect that our internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVES, OFFICERS AND CORPORATE GOVERNANCE.

            The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION.

            The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

            The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 15. EXHIBITS.

(a)           The following documents are filed as part of this report:
1 and 2.  The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to Financial Statements

(a)3 and (b)

Exhibit No.	Description

2.1
Revised and Amended Agreement and Plan of Merger with Hydrogen Engine Center, Inc. and Green Mt. Acquisitions, Inc.  (Incorporated by reference to the preliminary information statement filed with the SEC on July 12, 2005).

2.2	Option Purchase Agreement, effective date March 17, 2009
2.3	Option Purchase Agreement Modification, dated March 24, 2009
3.1	Certificate of Incorporation (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.2	Bylaws (Previously filed as an Exhibit to the Form 10−SB filed January 8, 2004)
3.3	Certificate of Amendment to Articles of Incorporation (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.4	Amendment to Bylaws (Previously filed as an Exhibit to the Form 10-QSB filed 11-21-2005)
3.5	Certificate of Designation for the Series A Preferred Stock (Previously filed as an Exhibit to the Form 10-KSB filed April 17, 2007)
3.6	Certificate of Designation for the Series B Preferred Stock (Previously filed as an Exhibit to the Form 10-KSB filed April 17, 2007)
4.1	Instrument defining rights of stockholders (See Exhibits No. 3.1-3.6)
10.1	Iowa State Bank Note dated 12-05-2008
10.2	Farmers State Bank Note dated 3-19-2009
10.3	Standby Equity Distribution Agreement with YA Global Investments, L.P. dated April 11, 2008 (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
10.4	Registration Rights Agreement with YA Global Investments, L.P. dated April 11, 2008 (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
10.5	Iowa State Bank Note dated 12-05-08 ($250K)
10.6	Farmers State Bank Note dated 03-19-2009 ($100K)
21.1	List of subsidiaries of Registrant (Previously filed as an Exhibit to the Form 10-KSB filed April 15, 2008)
31.1	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael A. Schiltz, the company's Chief Executive Officer.
31.2	Certification pursuant to Item 601 of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael A. Schiltz, the Company's Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Sandra Batt, the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HYDROGEN ENGINE CENTER, INC.

Date: March 31, 2009	By	/s/ Michael A. Schiltz
Michael A. Schiltz
Acting President
(Principal Executive Officer)

Date: March 31, 2009	By	/s/ Sandra Batt
Sandra Batt
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2009	By:	/s/ Theodore G. Hollinger
Theodore G. Hollinger, Chairman and Director

Date: March 31, 2009	By:	/s/ Thomas O. Trimble
Thomas O. Trimble, Director

Date: March 31, 2009	By:	/s/ Stephen T. Parker
Stephen T. Parker, Director

Date: March 31, 2009	By:	/s/ Philip G. Ruggieri
Philip G. Ruggieri, Director

Date: March 31, 2009	By:	/s/ Jan Rowinski
Jan Rowinski, Director

Date: March 31, 2009	By:	/s/ michael a. schiltz
Michael A. Schiltz, Director